Form 10-K
period 2021-12-31
Signal Hill Acquisition Corp.
filed 2022-03-31
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-41281

SIGNAL HILL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2579543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2810 N. Church Street, Suite 94644 Wilmington, DE	19802-8172
(Address of principal executive offices)	(Zip Code)

(646) 504-8172

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, which consist of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant to purchase one share of Class A common stock	SGHLU	The Nasdaq Global Market

Class A Common Stock, par value $0.0001 per share	SGHL	The Nasdaq Global Market

Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	SGHLW	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There was no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2021, as the Company was not publicly traded at that time.

As of March 25, 2022, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, including up to 375,000 shares subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

•       “amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of the Company;

•       “B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in this;

•       “common stock” are to our Class A common stock and our Class B common stock, collectively;

•       “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to this offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•       “initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of this offering (or their permitted transferees);

•       “management” or our “management team” are to our officers and directors;

•       “private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of this offering, which private placement warrants are identical to the warrants sold in this offering, subject to certain limited exceptions as described in this Annual Report;

•       “public shares” are to shares of our Class A common stock sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market);

•       “public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•       “public warrants” are to our redeemable warrants sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•       “sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;

•       “warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

•       “we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	our ability to select an appropriate target business or businesses in the areas of direct-to-consumer media, technology, and emerging digital enterprises;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the areas of direct-to-consumer media, technology, and emerging digital enterprises;

•	risks associated with acquiring an operating company or business in the areas of direct-to-consumer media, technology, and emerging digital enterprises;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	a lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; or

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the war in Ukraine, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases).

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.	BUSINESS

Introduction

Signal Hill Acquisition Corp. is a Delaware company incorporated on February 18, 2021 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On February 15, 2022, the Company consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company completed the private sale of an aggregate of 6,000,000 private placement warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, after the closing of the IPO, and such amendment is duly approved.

Our Company

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on direct-to-consumer media, technology, emerging digital enterprise sectors focused businesses that have an aggregate enterprise value of approximately $550 million to $1.2 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

Our Sponsor

Our sponsor is controlled by a board of managers which consists of Jonathan Bond, our Chief Executive Officer, Grainne Coen, our Chief Financial Officer, and Paul Roberts a member of our board of directors.

Our Management Team and Board of Directors

We believe we will greatly benefit from the experiences of our executive officers and directors as we seek to identify and consummate an initial business combination. Our team has extensive experience in the sectors listed above as investors, managers, principals, advisors or directors of companies operating in the direct-to-consumer media, technology and emerging digital enterprise sectors. They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the media, technology and emerging digital enterprise sectors.

We believe our management team’s backgrounds will provide us with the ability to source transactions and identify target businesses that can thrive as publicly traded companies. Additionally, over the course of their careers, the members of our board of directors, our management team and our sponsor and its affiliates have developed extensive networks of contacts and corporate relationships, which we believe will provide us with an important source of initial business combination opportunities. These networks have provided our management team and our affiliates with deal flow that has resulted in numerous transactions. We anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including family offices, investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Management Team

Jonathan Bond, our Chief Executive Officer, is one of the advertising and marketing industry’s most recognized leaders and an entrepreneur with over 35 years of experience. He previously was the Co-Founder and Chief Executive Officer of Kirshenbaum Bond Senecal & Partners, LLC, an integrated advertising and media agency. Prior to his tenure at Kirshenbaum Bond Senecal & Partners, LLC, Mr. Bond served as the Chief Executive Officer of Big Fuel Communications, LLC (now part of Publicis Groupe S.A. (OTCMKTS: PUBGY)), one of the world’s largest social media agencies. He helped establish iballs LLC, one of the first online media agencies, which was sold to Avenue A Inc. (and later acquired as Avenue A / Razorfish by Microsoft Corporation) in July 2006. He also co-founded The Media Kitchen and Varick Media Management LLC under the Kirshenbaum Bond Senecal & Partners, LLC umbrella. From August 2012 to December 2016, Mr. Bond was the founder of Maestro Management, LLC d/b/a Tomorro, an innovation consultancy. From January 2017 to June 2018, Mr. Bond was the Co-Chairman at The Shipyard, LLC, a full-service advertising agency focused on data science, which acquired Maestro Management, LLC d/b/a Tomorro. From June 2017 to July 2020, Mr. Bond was the Chairman and director of SITO Mobile, Ltd. (OTCMKTS:SITOQ), a digital brand insights platform. He has served as fractional Chief Marketing Officer of UCG, Inc. d/b/a Union Cannabis Group since August 2019. Additionally, since April 2013 he has served as a member of the board of advisors of Sonobi, Inc., an advertising technology developer. Since June 2021, he has served as a member of the board of directors of Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, and since February 2021, he has also served as a member of the board of directors of Trajectory Alpha Acquisition Corp. (NYSE:TCOA), a SPAC, and since August 2020, as a member of the board of directors of PAWS, LLC d/b/a Halo Collar, a pet products company. Mr. Bond holds a Bachelor of Arts from Washington University (St. Louis).

Grainne Coen, our Chief Financial Officer, President, Treasurer, and Secretary, has over 20 years’ experience in financial and investment management. She is responsible for managing the financial and administrative aspects of the Company including finance and accounting, acquisitions, divestitures, financing transactions, financial structuring, insurance, taxes and human resources. In November 2021, Ms. Coen became Co-Chairperson of Genesis Unicorn Capital Corp. (NASDAQ:GENQ), a SPAC. In June 2021, Ms. Coen joined the board of Commonwealth Credit Partners BDC I, Inc., a business development company. In May 2018, she founded and has remained a partner of Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early stage investors. From August 2001 to December 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s U.S. Small Cap Equity Fund. From September 1998 to March 2001, she was a General Partner at Kensington Partners, LLC, and from May 1996 to August 1998, she was employed at G&O Partners, LP. Since January 2015, Ms. Coen has also served as Co-Founder and Chairperson of AREA4, LLC, an experiential marketing agency. Since October 2019 Ms. Coen has also served as the Chair of the audit committee of Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, and from March 2019 to December 2020, as Chair of the board of directors of ERIE ARMADA, Inc., a non-profit focused on the development of underserved communities in conjunction with New York City’s Parks and Trails Department. Ms. Coen holds a Bachelor of Science from London Guildhall University.

Board of Directors

Marcus East is a digital technology and product leader with a passion for driving positive change through the use of technology. With over 25 years’ experience working as a technology leader for major brands, we believe Mr. East has built a reputation for being a ‘creative technologist,’ someone who enjoys solving difficult problems in innovative ways, whether they are complex business challenges or life-changing social issues. From March 2021 to the present, he has been employed as Senior Vice President and Chief Digital Officer of T-Mobile U.S., Inc. (NASDAQ:TMUS), one of the United States’ leading cellular network providers. From May 2019 to March 2021, Mr. East was employed as the Technical Director, Office of the Chief Technology Officer at Google LLC (NASDAQ:GOOGL), the internationally-recognized search engine and digital advertising provider. From April 2017 to April 2019, he worked as an Executive Vice President, Technology and Products, as well as the Chief Technology Officer of National Geographic Partners LLC, an international media conglomerate. From January 2016 to March 2017, he was the Global Digital Director for Marks and Spencer PLC (OTCMKTS:MAKSY), a fashion retailer. From December 2011 to January 2016, he worked as the worldwide Head of eCommerce Solutions delivery at Apple Inc. (NASDAQ:AAPL), one of the world’s largest computer hardware and cellular telephone manufacturers and the most valuable company in the world. From December 2009 to December 2011, he served as the Chief Technology Officer and Head of Future Media & Technology for Comic Relief UK, a non-profit organization focused on children, responsible for the Big Red Nose campaign. From December 2008 to December 2009, he served as the Chief Technology Officer and Director of Technology at Real World Holdings Limited, the singer Peter Gabriel’s recording label. From April 2004 to December 2008, he was employed as the Chief Information Officer and Managing Director of Breathe Internet Limited, an internet hosting provider. From April 2002 to April 2004, he worked as a Managing Director at Inspired Technologies, Inc., an ecommerce solutions provider. From April 2000 to April 2002, he was employed as a Vice President at agency.com, which was part of the Omnicom Group Inc. family of advertising agencies. From October 1994 to April 2000, he worked as a client consultant for International Business Machines Corporation (NYSE:IBM), an international computer hardware and software manufacturer. He has been a member of the board of directors of WillowTree, Inc., a charitable organization, since March 2021, and served as a member of the board of advisors of CapitalG Management Company LLC, Google LLC’s (NASDAQ:GOOGL) independent growth fund from May 2019 to March 2021. He has been a Fellow of the BCS (British Computer Society) Chartered Institute for Information Technology (FBCS) since January 2012. He is also an Expert in Residence of the University of Oxford Foundry, from November 2019 until present. Mr. East holds a Bachelor of Science from London Metropolitan University and a Master of Studies from the University of Cambridge.

Steven G. Felsher has over 30 years’ experience in finance, administration, governance, capital allocation and other aspects of public and private company management. Much of his career was spent at Grey Global Group Inc. (NASDAQ:GREY), a global marketing services company, which he joined in March 1979 and remained with until, following the sale of the company in September 2004 to WPP Group plc (NYSE:WPP). At Grey Global Group Inc., Mr. Felsher ultimately served as Vice Chairman from April 2000 to May 2007, and Chief Financial Officer from December 1989 to May 2007 with responsibility for all non-client/non-media facing elements of the business including financial management, humanities resources, capital formation, corporate, development, investor relations and acquisitions. After its merger with WPP Group plc in September 2004, Mr. Felsher also served as Chief Integration Officer of Grey Global Group Inc. until September 2007. Mr. Felsher also served as President of Grey Ventures, Grey Global Group Inc.’s proprietary venture capital arm which was founded in March 2000. Since its founding in October 2013, Mr. Felsher has acted as a founding partner of Armory Square Ventures, an early stage venture capital fund, where he has overseen a number of investments, been responsible for elements of the fund’s governance and assisted in fundraising. In November 2021, Mr. Felsher was appointed to the board of directors of Modular Medical Inc. (OTCMKTS:MODD), a medical device manufacturer focused on the diabetes marketplace. From July 2018 to August 2020, Mr. Felsher served on the board of SITO Mobile, Ltd. (OTCMKTS:SITOQ), and has been on the board of Project Worldwide Inc., a network of global marketing service firms, since December 2008, and Daniel J. Edelman Holdings, Inc., a large public relations company, since October 2011. Mr. Felsher holds a Bachelor of Arts from Dickinson College, a Juris Doctor from Yale Law School, and was a Thomas J. Watson Foundation Fellow.

Robert LePlae has over 20 years’ experience leading some of the largest multinational marketing services organizations in the world, including President & CEO, North America for TBWA Worldwide\Chiat\Day (Omnicom Group Inc., NYSE: OMC) from November 2005 to February 2009, President, North America for McCann Worldgroup, LLC (Interpublic Group of Companies, Inc, NYSE: IPG) from July 2009 to October 2011, and Global CEO for Arnold Worldwide (Havas) from August 2012 to February 2014. We believe he has a track record of innovative operating models, portfolio company management, digital media integration and sustained profitable growth. The companies he’s led have been acknowledged as US Agency of the Year (Adweek), Global Network of the Year (Advertising Age), and Mr. LePlae himself recognized as Leader of the Year (LAAAA). In October 1999, he pioneered one of the industry's most successful agency mergers with Japanese marketing services giant Hakuhodo to support the Nissan Revival Plan. The Nissan Revival Plan is a Harvard Case Study, and TBWA\Hakuhodo has been recognized as International Agency of the Year (Advertising Age). Since June 2014, Mr. LePlae has been engaged as Principal at RLP Collective, Inc., which advises emerging content and marketing tech companies. At RLP Collective Inc., Mr. LePlae also founded Brand Industries d/b/a Republic Performance Systems in March 2015, a marketing performance valuation technology platform. Since December 2018, Mr. LePlae has served as a board advisor for XCHNG, a blockchain solutions company.

Paul Roberts, Chairman of our board of directors, has over 15 years’ experience in digital media, with particular focus on the art of building companies from inception and shepherding those companies growth all the way to their initial public offering of securities. Accordingly, his background and experience also encompasses sales, marketing strategy, brand development and customer engagement, as such disciplines uniquely exist in the technology and advertising industries. Since June 2017, Mr. Roberts has held various roles at Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, including Chief Strategy Officer, President and Chairman. In October 2020, Kubient, Inc.’s board of directors also appointed Mr. Roberts as Chief Executive Officer of the company. From August 2012 to February 2018, Mr. Roberts was the Chief Executive Officer of CenterPoint Media LLC, an online marketing company that helped brands engage with their customers over lifestyle blogs. Mr. Roberts has also held positions at Logical SEO, Inc. d/b/a Logical Media Group from July 2011 to July 2012, TanzAct Media Inc. from November 2006 to November 2008, Yahoo! Inc. (NASDAQ:YHOO) from April 2005 to November 2006, Hotjobs.com, Ltd. (NASDAQ:HOTJ) from April 2005 to November 2006, and Attain Media, Inc. from October 2001 to February 2005. Mr. Roberts attended Long Island University.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on February 10, 2022, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Corporate Information

Our mailing address is c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447, and our telephone number is (646) 504-8172.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the Securities and Exchange Commission on February 15, 2022.

Available Information

Our website, www.signalhillacquisitioncorp.com, will provide access, without charge, to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The information provided on our website is not part of this Annual Report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this Annual Report. The Securities and Exchange Commission also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the Securities and Exchange Commission.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447, and our telephone number is (646) 504-8172. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on February 10, 2022, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “SGHLU” on February 15, 2022.

On March 25, 2022, the shares of common stock and warrants underlying the Company’s units became eligible to trade separately. The Company’s common stock and warrants are listed on The Nasdaq Global Market under the symbols “SGHL” and “SGHLW,” respectively. Units not separated continue to be listed on The Nasdaq Global Market under the symbol SGHLU.

Holders

As of March 25, 2022, there were 1 holders of record of our units, 1 holders of record of our shares of common stock, and 1 holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, shares, and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no issuances of unregistered securities during the period covered by this Annual Report which were not previously included in a Current Report on Form 8-K filed by the Company.

Use of Proceeds

On February 15, 2022, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company completed the private sale of an aggregate of 6,000,000 private placement warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, after the closing of the IPO, and such amendment is duly approved.

For a description of the use of the proceeds generated in our Initial Public Offering, see below Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company recently incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

On February 15, 2022, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, we completed the private sale of an aggregate of 6,000,000 private placement warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 18 months of the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, after the closing of the IPO, and such amendment is duly approved.

While we may pursue an initial business combination target in any industry or geographic region, we intend to focus on direct-to-consumer media, technology, emerging digital enterprise sectors focused businesses that have an aggregate enterprise value of approximately $550 million to $1.2 billion and would benefit from access to public markets and the operational and strategic expertise of our management team and board of directors. We will seek to capitalize on the significant experience of our management team in consummating an initial business combination with the ultimate goal of pursuing attractive returns for our stockholders.

As indicated in the accompanying financial statements, at December 31, 2021, we had $1,170 in cash and a working capital deficiency of $296,918. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. Following this the initial public offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. After the initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the initial public offering.

For the period from February 18, 2021 (inception) through December 31, 2021, we had net loss of $1,202, which consists of formation and operational costs of $801 as well as other expenses of $401.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, we had $1,170 in cash and a working capital deficiency of $296,918.

For the period from February 18, 2021 (inception) through December 31, 2021, cash used in operating activities was $380, which was attributable to cash used to fund the net loss of $1,202, partially offset by $822 of cash provided by changes in the levels of operating assets and liabilities. For the period from February 18, 2021 (inception) through December 31, 2021, cash provided by financing activities was $1,550, which was primarily attributable to proceeds of $60,000 from the issuance of founder shares to our sponsor and the issuance of notes payable to an executive officer, partially offset by the payment of offering costs of $58,450.

On February 15, 2022, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, we completed the private sale of an aggregate of 6,000,000 private placement warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the offering held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

As a result of our IPO and private placement offering, we believe that our current cash on hand held outside of the trust account is sufficient to meet our operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Our operating needs include funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include approximately $500,000 for legal, accounting, $400,000 for director and office liability insurance premiums, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $75,000 for Nasdaq continued listing fees; $240,000 for office space, utilities and secretarial and administrative support; and approximately $35,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income).

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the Initial Public Offering that are directly related to the Initial Public Offering. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received.

Warrants and Overallotment Liability

The Company evaluates the Public Warrants, Private Warrants and overallotment option as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants are classified in stockholders’ equity and the overallotment option is classified as a current liability and, accordingly, was measured at fair value upon issuance and will be remeasured at each balance sheet date thereafter, with changes in the estimated fair value recognized through earnings.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 29, 2022.

Name	Age	Position
Jonathan Bond	64	Chief Executive Officer and Director
Grainne Coen	49	Chief Financial Officer, President, Treasurer, Secretary
Paul Roberts	45	Director, Chairman
Marcus East	49	Director
Robert LePlae	61	Director
Steven G. Felsher	72	Director

Management Team

Jonathan Bond, our Chief Executive Officer, is one of the advertising and marketing industry’s most recognized leaders and an entrepreneur with over 35 years of experience. He previously was the Co-Founder and Chief Executive Officer of Kirshenbaum Bond Senecal & Partners, LLC, an integrated advertising and media agency. Prior to his tenure at Kirshenbaum Bond Senecal & Partners, LLC, Mr. Bond served as the Chief Executive Officer of Big Fuel Communications, LLC (now part of Publicis Groupe S.A. (OTCMKTS: PUBGY)), one of the world’s largest social media agencies. He helped establish iballs LLC, one of the first online media agencies, which was sold to Avenue A Inc. (and later acquired as Avenue A / Razorfish by Microsoft Corporation) in July 2006. He also co-founded The Media Kitchen and Varick Media Management LLC under the Kirshenbaum Bond Senecal & Partners, LLC umbrella. From August 2012 to December 2016, Mr. Bond was the founder of Maestro Management, LLC d/b/a Tomorro, an innovation consultancy. From January 2017 to June 2018, Mr. Bond was the Co-Chairman at The Shipyard, LLC, a full-service advertising agency focused on data science, which acquired Maestro Management, LLC d/b/a Tomorro. From June 2017 to July 2020, Mr. Bond was the Chairman and director of SITO Mobile, Ltd. (OTCMKTS:SITOQ), a digital brand insights platform. He has served as fractional Chief Marketing Officer of UCG, Inc. d/b/a Union Cannabis Group since August 2019. Additionally, since April 2013 he has served as a member of the board of advisors of Sonobi, Inc., an advertising technology developer. Since June 2021, he has served as a member of the board of directors of Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, and since February 2021, he has also served as a member of the board of directors of Trajectory Alpha Acquisition Corp. (NYSE:TCOA), a SPAC, and since August 2020, as a member of the board of directors of PAWS, LLC d/b/a Halo Collar, a pet products company. Mr. Bond holds a Bachelor of Arts from Washington University (St. Louis).

Grainne Coen, our Chief Financial Officer, President, Treasurer, and Secretary, has over 20 years’ experience in financial and investment management. She is responsible for managing the financial and administrative aspects of the Company including finance and accounting, acquisitions, divestitures, financing transactions, financial structuring, insurance, taxes and human resources. In November 2021, Ms. Coen became Co-Chairperson of Genesis Unicorn Capital Corp. (NASDAQ:GENQ), a SPAC. In June 2021, Ms. Coen joined the board of Commonwealth Credit Partners BDC I, Inc., a business development company. In May 2018, she founded and has remained a partner of Elevation Investment Partners, LLC, a diversified investment group operating in multiple industries both as strategic consultants and early stage investors. From August 2001 to December 2015, she was a principal and portfolio manager at Columbia Partners, LLC Investment Management, where she co-managed over $1 billion in assets held in the fund’s U.S. Small Cap Equity Fund. From September 1998 to March 2001, she was a General Partner at Kensington Partners, LLC, and from May 1996 to August 1998, she was employed at G&O Partners, LP. Since January 2015, Ms. Coen has also served as Co-Founder and Chairperson of AREA4, LLC, an experiential marketing agency. Since October 2019 Ms. Coen has also served as the Chair of the audit committee of Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, and from March 2019 to December 2020, as Chair of the board of directors of ERIE ARMADA, Inc., a non-profit focused on the development of underserved communities in conjunction with New York City’s Parks and Trails Department. Ms. Coen holds a Bachelor of Science from London Guildhall University.

Board of Directors

Marcus East is a digital technology and product leader with a passion for driving positive change through the use of technology. With over 25 years’ experience working as a technology leader for major brands, we believe Mr. East has built a reputation for being a ‘creative technologist,’ someone who enjoys solving difficult problems in innovative ways, whether they are complex business challenges or life-changing social issues. From March 2021 to the present, he has been employed as Senior Vice President and Chief Digital Officer of T-Mobile U.S., Inc. (NASDAQ:TMUS), one of the United States’ leading cellular network providers. From May 2019 to March 2021, Mr. East was employed as the Technical Director, Office of the Chief Technology Officer at Google LLC (NASDAQ:GOOGL), the internationally-recognized search engine and digital advertising provider. From April 2017 to April 2019, he worked as an Executive Vice President, Technology and Products, as well as the Chief Technology Officer of National Geographic Partners LLC, an international media conglomerate. From January 2016 to March 2017, he was the Global Digital Director for Marks and Spencer PLC (OTCMKTS:MAKSY), a fashion retailer. From December 2011 to January 2016, he worked as the worldwide Head of eCommerce Solutions delivery at Apple Inc. (NASDAQ:AAPL), one of the world’s largest computer hardware and cellular telephone manufacturers and the most valuable company in the world. From December 2009 to December 2011, he served as the Chief Technology Officer and Head of Future Media & Technology for Comic Relief UK, a non-profit organization focused on children, responsible for the Big Red Nose campaign. From December 2008 to December 2009, he served as the Chief Technology Officer and Director of Technology at Real World Holdings Limited, the singer Peter Gabriel’s recording label. From April 2004 to December 2008, he was employed as the Chief Information Officer and Managing Director of Breathe Internet Limited, an internet hosting provider. From April 2002 to April 2004, he worked as a Managing Director at Inspired Technologies, Inc., an ecommerce solutions provider. From April 2000 to April 2002, he was employed as a Vice President at agency.com, which was part of the Omnicom Group Inc. family of advertising agencies. From October 1994 to April 2000, he worked as a client consultant for International Business Machines Corporation (NYSE:IBM), an international computer hardware and software manufacturer. He has been a member of the board of directors of WillowTree, Inc., a charitable organization, since March 2021, and served as a member of the board of advisors of CapitalG Management Company LLC, Google LLC’s (NASDAQ:GOOGL) independent growth fund from May 2019 to March 2021. He has been a Fellow of the BCS (British Computer Society) Chartered Institute for Information Technology (FBCS) since January 2012. He is also an Expert in Residence of the University of Oxford Foundry, from November 2019 until present. Mr. East holds a Bachelor of Science from London Metropolitan University and a Master of Studies from the University of Cambridge.

Steven G. Felsher has over 30 years’ experience in finance, administration, governance, capital allocation and other aspects of public and private company management. Much of his career was spent at Grey Global Group Inc. (NASDAQ:GREY), a global marketing services company, which he joined in March 1979 and remained with until, following the sale of the company in September 2004 to WPP Group plc (NYSE:WPP). At Grey Global Group Inc., Mr. Felsher ultimately served as Vice Chairman from April 2000 to May 2007, and Chief Financial Officer from December 1989 to May 2007 with responsibility for all non-client/non-media facing elements of the business including financial management, humanities resources, capital formation, corporate, development, investor relations and acquisitions. After its merger with WPP Group plc in September 2004, Mr. Felsher also served as Chief Integration Officer of Grey Global Group Inc. until September 2007. Mr. Felsher also served as President of Grey Ventures, Grey Global Group Inc.’s proprietary venture capital arm which was founded in March 2000. Since its founding in October 2013, Mr. Felsher has acted as a founding partner of Armory Square Ventures, an early stage venture capital fund, where he has overseen a number of investments, been responsible for elements of the fund’s governance and assisted in fundraising. In November 2021, Mr. Felsher was appointed to the board of directors of Modular Medical Inc. (OTCMKTS:MODD), a medical device manufacturer focused on the diabetes marketplace. From July 2018 to August 2020, Mr. Felsher served on the board of SITO Mobile, Ltd. (OTCMKTS:SITOQ), and has been on the board of Project Worldwide Inc., a network of global marketing service firms, since December 2008, and Daniel J. Edelman Holdings, Inc., a large public relations company, since October 2011. Mr. Felsher holds a Bachelor of Arts from Dickinson College, a Juris Doctor from Yale Law School, and was a Thomas J. Watson Foundation Fellow.

Robert LePlae has over 20 years’ experience leading some of the largest multinational marketing services organizations in the world, including President & CEO, North America for TBWA Worldwide\Chiat\Day (Omnicom Group Inc., NYSE: OMC) from November 2005 to February 2009, President, North America for McCann Worldgroup, LLC (Interpublic Group of Companies, Inc, NYSE: IPG) from July 2009 to October 2011, and Global CEO for Arnold Worldwide (Havas) from August 2012 to February 2014. We believe he has a track record of innovative operating models, portfolio company management, digital media integration and sustained profitable growth. The companies he’s led have been acknowledged as US Agency of the Year (Adweek), Global Network of the Year (Advertising Age), and Mr. LePlae himself recognized as Leader of the Year (LAAAA). In October 1999, he pioneered one of the industry's most successful agency mergers with Japanese marketing services giant Hakuhodo to support the Nissan Revival Plan. The Nissan Revival Plan is a Harvard Case Study, and TBWA\Hakuhodo has been recognized as International Agency of the Year (Advertising Age). Since June 2014, Mr. LePlae has been engaged as Principal at RLP Collective, Inc., which advises emerging content and marketing tech companies. At RLP Collective Inc., Mr. LePlae also founded Brand Industries d/b/a Republic Performance Systems in March 2015, a marketing performance valuation technology platform. Since December 2018, Mr. LePlae has served as a board advisor for XCHNG, a blockchain solutions company.

Paul Roberts, Chairman of our board of directors, has over 15 years’ experience in digital media, with particular focus on the art of building companies from inception and shepherding those companies growth all the way to their initial public offering of securities. Accordingly, his background and experience also encompasses sales, marketing strategy, brand development and customer engagement, as such disciplines uniquely exist in the technology and advertising industries. Since June 2017, Mr. Roberts has held various roles at Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, including Chief Strategy Officer, President and Chairman. In October 2020, Kubient, Inc.’s board of directors also appointed Mr. Roberts as Chief Executive Officer of the company. From August 2012 to February 2018, Mr. Roberts was the Chief Executive Officer of CenterPoint Media LLC, an online marketing company that helped brands engage with their customers over lifestyle blogs. Mr. Roberts has also held positions at Logical SEO, Inc. d/b/a Logical Media Group from July 2011 to July 2012, TanzAct Media Inc. from November 2006 to November 2008, Yahoo! Inc. (NASDAQ:YHOO) from April 2005 to November 2006, Hotjobs.com, Ltd. (NASDAQ:HOTJ) from April 2005 to November 2006, and Attain Media, Inc. from October 2001 to February 2005. Mr. Roberts attended Long Island University.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described above, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit and compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The independent directors oversee director nominations. Each committee has a charter, each of which was filed with the Securities and Exchange Commission as exhibits to the Company’s Registration Statement on Form S-1 on January 6, 2022.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee Messrs. Felsher, LePlae, and Roberts. Mr. Felsher chairs the audit committee.  Under the Nasdaq listing standards and applicable Securities and Exchange Commission rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act, and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Felsher qualifies as an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Felsher, LePlae, and Roberts, all of whom are independent under the applicable Nasdaq listing standards. Mr. Roberts serves as chairman of the compensation committee.

The Company has adopted a compensation committee charter, which details the principal responsibilities of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support (provided however, after the 15th month, such amount will be paid from the proceeds of an additional loan made by our sponsor) and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the Securities and Exchange Commission.

None of our officers currently serves, and in the past year has not served, as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Felsher, LePlae, and Roberts. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Members of our management team do not have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of this offering, which is extendable at our option to up to 21 months from the closing of this offering, as described herein. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 15 months from the closing of this offering, which is extendable at our option to up to 21 months from the closing of this offering, as described herein. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the date of the consummation of our initial business combination, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except as described herein under the section of this Annual Report entitled “Principal Stockholders - Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

•	The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Name of Individual	Name of Affiliated Company	Affiliation

Jonathan Bond	Kubient, Inc. PAWS, LLC d/b/a Halo Collar	Director Director
	Sonobi, Inc.	Advisor
	Trajectory Alpha Acquisition Corp.	Director
	UCG, Inc. d/b/a Union Cannabis Group	Chief Marketing Officer

Grainne Coen	AREA4, LLC	Co-Founder and Chairperson
	Commonwealth Credit Partners BDC I, Inc.	Director
	Elevation Investment Partners, LLC	Partner
	Genesis Unicorn Capital Corp.	Co-Chairperson
	Kubient, Inc.	Director

Marcus East	T-Mobile USA	Senior Vice President and Chief Digital Officer
	WillowTree, Inc.	Director

Steven G. Felsher	Armory Square Ventures	Partner
	Daniel J. Edelman Holdings, Inc.	Director
	Modular Medical Inc.	Director
	Project Worldwide Inc.	Director

Robert LePlae	RLP Collective, Inc.	Principal
	Brand Industries d/b/a Republic Performance Systems	Founder
	XCHNG	Advisor

Paul Roberts	Kubient, Inc.	Chief Executive Officer, Chief Strategy Officer, President, and Chairman of Board of Directors

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, initial stockholders, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 25, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group.

In the table below, percentage ownership is based on 10,000,000 shares of Class A common stock issued and outstanding (not excluding 10,000,000 shares of Class A common stock subject to redemption) and 2,875,000 shares of Class B common stock issued and outstanding as of March 25, 2022. Currently, the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the private placement warrants, as such warrants are not exercisable within 60 days of March  25, 2022.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Our Sponsor, Directors and Executive Officers
Signal Hill Acquisition Sponsor, LLC	-	*	2,250,000	78.2%
Jonathan Bond	-	*	-	*
Grainne Coen	-	*	-	*
Paul Roberts(2)	-	*	-	*
Marcus East	-	*	-	*
Robert LePlae	-	*	-	*
Steven G. Felsher	-	*	-	*
All directors and executive officers as a group (seven individuals)	-	*	2,250,000	78.2%
Other 5% Stockholders
Siu Min Wong(3)	850,000	8.5%	-	*

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447.
(2)	Our sponsor is the record holder of such shares. Mr. Roberts is the managing member of our sponsor. As such, he has voting and investment discretion with respect to the Class B common stock held of record of our sponsor. In addition, Mr. Roberts may be entitled to distributions of private placement warrants from our sponsor following the consummation of our initial business combination. Mr. Roberts disclaims any beneficial ownership of the securities held by our sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(3)	According to a Schedule 13G filed with the Securities and Exchange Commission on February 15, 2022, Linden Advisors LP and Siu Min Wong have voting and dipositive power over the 850,000 shares of the Class A common stock reported. Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the separately managed accounts of Linden Capital L.P. Mr. Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital L.P. and the separately managed accounts of Linden Capital L.P. The principal business address for Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 31, 2021, our sponsor paid $25,000, or approximately $0.007 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 3,750,000 founder shares. In December 2021, our sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000, resulting in an effective purchase price paid for the founder shares of approximately $0.009 per share.

The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering. Up to 375,000 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On December 23, 2021, we entered into agreements with two initial stockholders, Equitec Proprietary Markets, LLC and 272 Capital Master Fund Ltd. (“272 Capital”), to purchase an aggregate of 625,000 founder shares and 2,500,000 private placement warrants, which were issued to such initial stockholders in a private placement consummated concurrently with our IPO, for aggregate consideration of $2,500,000.

The general partner of 272 Capital is 272 Advisors LLC, which is majority-owned by B. Riley Capital Management, LLC, whose ultimate parent is B. Riley Financial, Inc., which is also the ultimate parent of B. Riley Securities, Inc., the underwriter of this offering. Although 272 Capital has no beneficial ownership over any of our securities, directly or indirectly, 272 Capital has indirect pecuniary interest, as an initial stockholder, to 312,500 founder shares and 1,250,000 private placement warrants.

Over-Allotment Warrants

Our sponsor and certain of our initial stockholders have agreed to purchase an aggregate of 6,000,000 warrants (and the option to purchase up to 600,000 additional warrants if the over-allotment option is exercised in full) at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000, or $6,600,000 if the over-allotment option is exercised in full. B. Riley shall have the right to acquire up to 600,000 private placement warrants, at a price of $1.00 per warrant, in the event that the underwriters exercise over-allotment option and our sponsor elects not to purchase additional private placement warrants in connection therewith. The private placement warrants will be identical to the warrants sold as part of the units sold in this offering, except that the private placement warrants will not trade. To date, B. Riley has not indicated whether it will exercise the over-allotment option in whole or in part.

Related Party Loans

On March 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. During the period from February 18, 2021 (inception) through December 31, 2021, there was a draw and subsequent repayment of $10,000 under the Promissory Note, such that there was no balance outstanding as of December 31, 2021.

On July 22, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $25,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering.

On November 10, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $10,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Administrative Support Agreement

Commencing on February 10, 2022, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

General

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Certain officers of companies affiliated with B. Riley Financial who will assist us in sourcing potential acquisition targets, have invested in our sponsor by subscribing units issued by the sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement warrants, provided that we successfully complete a business combination. Furthermore, we will engage B. Riley Securities, Inc. as advisors in connection with our business combination to assist us in arranging meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that may be are interested in purchasing our securities, assist us in obtaining stockholder approval for the business combination and assist us with the preparation of our press releases and public filings in connection with the business combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of our initial business combination a cash fee in an amount equal to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an initial business combination.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $100,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	Payment to an affiliate of our sponsor of $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support (provided however, after the 15th month, such amount will be paid from the proceeds of an additional loan made by our sponsor);

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from February 18, 2021 (inception) through December 31, 2021, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements and review of our financial information included in required filings with the SEC for the period from February 18, 2021 (inception) through December 31, 2021 totaled $60,255. The amount includes interim review procedures and audit fees in connection with our financial statements included in our registration statements.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the period from February 18, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the period from February 18, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum LLP for other services for the period from February 18, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 1.1 to the DRS on Form S-1 filed on July 2, 2021).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form S-1/A filed on February 3, 2022).

3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on February 3, 2022).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on January 6, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed on February 3, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed on February 3, 2022).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4	Warrant Agreement, dated February 10, 2022 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 17, 2022).

4.5	Description of Securities.*

10.1	Letter Agreement, dated February 10, 2022, among the Company, B. Riley, the Company’s officers and directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 17, 2022).

10.2	Promissory Note, dated March 31, 2021, issued to Signal Hill Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.2 to the DRS on Form S-1 filed on July 2, 2021).

10.3	Investment Management Trust Agreement, dated February 10, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 17, 2022).

10.4	Registration Rights Agreement, dated February 10, 2022, between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 17, 2022).

10.5	Securities Subscription Agreement, dated March 31, 2021, between the Registrant and Signal Hill Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Form S-1 filed on January 6, 2022).

10.6	First Amendment to Securities Subscription Agreement, dated March 31, 2021, between the Registrant and Signal Hill Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Form S-1 filed on January 6, 2022).

10.7	Form of Initial Stockholders Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on January 6, 2022).

10.8	Private Placement Warrants Purchase Agreement, dated February 10, 2022, between the Company, the Sponsor, and B. Riley (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2022).

10.9	Private Placement Warrants Purchase Agreement, dated February 10, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on February 17, 2022).

10.10	Indemnity Agreement, dated February 10, 2022, between the Company and Jonathan Bond (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on February 17, 2022).

10.11	Indemnity Agreement, dated February 10, 2022, between the Company and Grainne Coen (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on February 17, 2022).

10.12	Indemnity Agreement, dated February 10, 2022, between the Company and Marcus East (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on February 17, 2022).

10.13	Indemnity Agreement, dated February 10, 2022, between the Company and Steven G. Felsher (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on February 17, 2022).

10.14	Indemnity Agreement, dated February 10, 2022, between the Company and Robert LePlae (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on February 17, 2022).

10.15	Indemnity Agreement, dated February 10, 2022, between the Company and Paul Roberts (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on February 17, 2022).

10.16	Administrative Services Agreement, dated February 10, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on February 17, 2022).

10.17	Amended and Restated Private Placement Warrant Purchase Agreement, dated February 15, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.13 to the Form 8-K filed on February 17, 2022).

10.18	Amended and Restated Private Placement Warrant Purchase Agreement, dated February 15, 2022, among the Company, the Sponsor, and B. Riley (incorporated by reference to Exhibit 10.14 to the Form 8-K filed on February 17, 2022).

10.19	Sponsor Private Placement Agreement, dated February 15, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.15 to the Form 8-K filed on February 17, 2022).

10.20	Forfeiture Agreement, dated February 15, 2022 between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 23, 2022).

10.21	Amended and Restated Sponsor Private Placement Agreement, dated February 18, 2022 among the Company, the Sponsor and Paul Roberts (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 23, 2022).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form S-1 filed on January 6, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNAL HILL ACQUISITION CORP.

Dated: March 30, 2022	By:	/s/ Jonathan Bond
	Name:	Jonathan Bond
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bond	Chief Executive Officer	March 30, 2022
Jonathan Bond	(Principal Executive Officer)

/s/ Grainne Coen	Chief Financial Officer	March 30, 2022
Grainne Coen	(Principal Accounting and Financial Officer)

/s/ Paul Roberts
Paul Roberts	Director	March 30, 2022

/s/ Steven Felsher
Steven Felsher	Director	March 30, 2022

/s/ Robert LePlae
Robert LePlae	Director	March 30, 2022

/s/ Marcus East
Marcus East	Director	March 30, 2022

Signal Hill Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Signal Hill Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Signal Hill Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity and cash flows for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

March 30, 2022

Signal Hill Acquisition Corp.

BALANCE SHEET
As of December 31, 2021

ASSETS
Current Assets:
Cash	$1,170
Total Current Assets	1,170
Deferred offering costs	320,716
Total Assets	$321,886

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$237,636
Accrued expenses	431
Accrued offering costs	25,000
Notes payable - related party	35,000
Accrued interest - related party	21
Total Current Liabilities	298,088
Total Liabilities	298,088

Commitments and Contingencies (Note 6)

Stockholder's Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(1,202)
Total Stockholder's Equity	23,798
Total Liabilities and Stockholder's Equity	$321,886

(1) Includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter (see Note 5). On March 23, 2021, the Sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect the forfeiture.

The accompanying notes are an integral part of this financial statement.

Signal Hill Acquisition Corp.

STATEMENT OF OPERATIONS
For the Period From February 18, 2021 (Inception) Through December 31, 2021

Operating Expenses:
Formation and operating costs	$801
Total Operating Expenses	801
Loss From Operations	(801)

Other Expenses:
Bank fees	(380)
Interest expense	(21)
Total Other Expenses	(401)

Net Loss	$(1,202)

Basic and Diluted Net Loss Per Ordinary Share	$(0.00)

Weighted Average Shares Outstanding, Basic and Diluted (1)	2,500,000

(1) Excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter (see Note 5). On March 23, 2021, the Sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect the forfeiture.

The accompanying notes are an integral part of these financial statements.

Signal Hill Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Period From February 18, 2021 (Inception) Through December 31, 2021

			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - February 18, 2021 (Inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	-	25,000
Net loss		-	-	(1,202)	(1,202)
Balance - December 31, 2021	2,875,000	$288	$24,712	$(1,202)	$23,798

(1) Includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter (see Note 5). On March 23, 2021, the Sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect to forfeiture.

The accompanying notes are an integral part of these financial statements.

Signal Hill Acquisition Corp.

STATEMENT OF CASH FLOWS
For the Period From February 18, 2021 (Inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,202)
Changes in operating assets and liabilities:
Accounts payable	370
Accrued expenses	431
Accrued interest - related party	21
Net Cash Used In Operating Activities	(380)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of note payable - related party	35,000
Advance from related party	10,000
Repayment of advance to related party	(10,000)
Payment of offering costs	(58,450)
Net Cash Provided By Financing Activities	1,550

Net Increase in Cash	1,170

Cash - Beginning of the Period	-
Cash - End of the Period	$1,170

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred offering costs included in accounts payable	$237,266
Deferred offering costs included in accrued offering costs	$25,000

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, PLAN OF BUSINESS OPERATIONS, AND RISKS AND UNCERTAINTIES

Signal Hill Acquisition Corp. (the “Company”) was incorporated in Delaware on February 18, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from February 18, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 10, 2022. On February 15, 2022, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares” or the “Class A Common Stock”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering and in a second closing on February 28, 2022, the Company consummated the sale of an aggregate of 6,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Signal Hill Acquisition Sponsor, LLC  (the “Sponsor”) and certain initial stockholders, generating gross proceeds to the Company of $6,000,000, which is described in Note 4.

Transaction costs related to the Initial Public Offering amounted to $2,736,847, consisting of $2,000,000 of underwriting fees and $736,847 of other offering costs. In addition, cash of $1,012,777 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. As described in Note 6, $3,500,000 of business combination marketing fees become due and payable upon the consummation of the Business Combination. Transaction costs related to the private placement amounted to $7,483,393 as of February 15, 2022, which represented the estimated fair value of Class B common stock to be transferred to investors in the offering, which is described in Note 4.

Following the closing of the Initial Public Offering on February 15, 2022, an amount of $102,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will not redeem Public Shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 15 months from closing of the Initial Public Offering, which is extendable at our option to up to 21 months from the closing of this offering, of the Proposed Public Offering (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor, certain initial stockholders of the Company and its officers and directors entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the Sponsor, initial stockholders, officers or directors acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

At December 31, 2021, the Company had $1,170 in cash and a working capital deficit of $296,918.

Subsequent to December 31, 2021, the Company closed on the Initial Public Offering and private placement offering which resulted in the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, including the funds held outside of the trust account related to the closings of the Initial Public Offering and private placement offering, management believes that the Company will have sufficient working capital and borrowing capacity to meet its operating needs through the earlier of the consummation of a Business Combination for one year from the date these financial statements are issued. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company up to an aggregate of $100,000, to be provided in the event that funds held outside of the Trust Account are insufficient to fund the Company's expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination.

There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the Initial Public Offering that are directly related to the Initial Public Offering. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the Initial Public Offering amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and Public Warrants (stockholders’ equity) and recognized upon the completion of the Initial Public Offering. Offering costs related to the private placement amounted to $7,483,893 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs will be recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from February 18, 2021 (inception) through December 31, 2021. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2021.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture if the option to purchase additional units is not exercised by the underwriter (see Note 5). At December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of  $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurement,” defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Warrants and Overallotment Liability

The Company evaluates the Public Warrants, Private Warrants and overallotment option as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both Public and Private Warrants will be classified in stockholders’ equity and the overallotment option will be classified as a current liability and, accordingly, will be measured at fair value upon issuance and will be remeasured at each balance sheet date thereafter, with changes in the estimated fair value recognized through earnings.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statement.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on February 15, 2022, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company’s underwriter has a 45-day option to purchase 1,500,000 additional Units at $9.80 per Unit.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the amended and restated private placement agreement dated as of February 14, 2022 (the “Private Placement Agreement”), the Sponsor and certain of the Company’s initial stockholders (the “Initial Stockholders”) have agreed to purchase an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $6,000,000 simultaneously with the closing of the Initial Public Offering as well as on the dates of one or more additional closings (each, an “Additional Closing Date”), with the transactions involving the Initial Stockholders detailed at the end of this Note 4. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

In connection with the private placement offering, the Sponsor raised outside capital and, accordingly, has entered into agreements with investors to purchase membership interests in the LLC. These agreements to acquire membership interests provide the investors with an ownership interest in the Private Placement Warrants and Class B common stock that are currently held in the Sponsor’s name. In connection with the purchases through the date of filing, the Sponsor agreed to transfer an aggregate of 1,358,704 shares of the Company’s Class B common stock to the purchasers. The Company determined that the fair value of the Class B common stock to be acquired by the purchasers should be recorded as an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering costs will be recognized by debiting and crediting additional paid-in capital upon the completion of the private placement offering.

Pursuant to the Private Placement Agreement, the Company paid $4,000,000 to the Trust Account on February 15, 2022. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The following details the terms of the subscription agreements entered into by the Company with the Initial Stockholders:

272 Capital Master Fund Ltd. (“272 Capital”) is a member of the Company’s Sponsor. The general partner of 272 Capital is 272 Advisors LLC, which is majority-owned by B. Riley Capital Management, LLC, whose ultimate parent is B. Riley Financial, Inc., which is also the ultimate parent of B. Riley Securities, Inc. On December 23, 2021, the Company entered into a subscription agreement with 272 Capital to purchase 312,500 shares of the Company’s Class B common stock and Private Placement Warrants to purchase 1,250,000 shares of common stock for aggregate consideration of $1,250,000.

On December 23, 2021, the Company entered into a subscription agreement with Equitec Proprietary Markets, LLC (together with 272 Capital, the “Investors”) to purchase 312,500 shares of the Company’s Class B common stock and Private Placement Warrants to purchase 1,250,000 shares of common stock for aggregate consideration of $1,250,000.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.007 per share, to purchase an aggregate of 3,750,000 shares of Class B common stock, par value $0.0001 per share. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000, resulting in an effective purchase price paid for the founder shares of approximately $0.009 per share. Of the founder shares outstanding, 375,000 founder shares are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised. As of the date of filing, the underwriter had not exercised its 45-day option to purchase additional units. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering. See Note 4 – Private Placement. On February 15, 2022, the Sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the Initial Stockholders as described in Note 4, however, as of the date of filing, the shares had not been forfeited by the Company’s transfer agent nor were they reissued to the Initial Stockholders. In addition, as of February 15, 2022, the Sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of Private Placement Warrants as described in Note 4.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the date of the consummation of our initial business combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Notes — Related Party

On March 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, there were no amounts outstanding under the Promissory Note. During the period from February 18, 2021 (inception) through December 31, 2021, there was a draw and subsequent repayment of $10,000 under the Promissory Note.

On July 22, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $25,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering. See below for repayment details.

On November 10, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $10,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering. See below for repayment details.

As of December 31, 2021, there were promissory notes payable to the Company’s chief financial officer in the aggregate principal amount of $35,000.

On January 3, 2022, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $35,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering. See below for repayment details.

On February 15, 2022, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $300,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the Initial Public Offering. See below for repayment details.

On March 1, 2022, the Company repaid the outstanding promissory notes payable to the Company’s chief financial offer in the aggregate principal amount of $370,000 and accrued interest of $60.

Administrative Services Agreement

The Company entered into an agreement commencing on February 15, 2022  through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative support services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of the date of filing, the overallotment option had not been exercised by the underwriter. See Note 3 for additional details.

Business Combination Marketing Agreement

The Company will engage B. Riley Securities, Inc. as advisors in connection with its Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Business Combination and assist it with the preparation of press releases and public filings in connection with the Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable) ($3,500,000 or up to $4,025,000 if the underwriters’ over-allotment option is exercised in full). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the Business Combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which, up to 375,000 shares are subject to forfeiture.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants —  As of December 31, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in this offering.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants do not trade.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.