Form 10-Q
period 2022-03-31
Signal Hill Acquisition Corp.
filed 2022-05-16
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41281

SIGNAL HILL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2579543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2810 N. Church Street, Suite 94644

Wilmington, DE 19802-8172

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 504-8172

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 9, 2022, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SIGNAL HILL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and For the Period From February 18, 2021 (Inception) to March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022 and For the Period From February 18, 2021 (Inception) to March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and For the Period From February 18, 2021 (Inception) to March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	24
Item 6.	Exhibits	25
	Signatures	26

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of the Company;
●	“B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in our initial public offering;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to this offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“initial public offering” or “IPO” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of Class A common stock and one-half of one redeemable public warrant, where each whole public warrant entitles the holder to purchase one share of Class A common stock, which was consummated on February 15, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of this offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp.

i

SIGNAL HILL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,168,665	$1,170
Prepaid expenses	47,019	—
Total Current Assets	1,215,684	1,170
Deferred offering costs	—	320,716
Cash and cash equivalents held in Trust Account	102,050,650	—
Total Assets	$103,266,334	$321,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,461	$237,636
Accrued expenses	126,860	431
Accrued offering costs	—	25,000
Notes payable - related party	—	35,000
Accrued interest - related party	—	21
Overallotment liability	603,284	—
Total Current Liabilities	750,605	298,088
Total Liabilities	750,605	298,088

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,000,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, at redemption value (at $10.20 per share)	102,000,000	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288	288
Additional paid-in capital	1,000,000	24,712
Accumulated deficit	(484,559)	(1,202)
Total Liabilities and Stockholder’s Equity	515,729	23,798
Total Liabilities, Temporary Equity and Stockholders’ Equity	$103,266,334	$321,886

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

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		For the Period From
		February 18, 2021
	For the Three Months	(Inception) Through
	Ended March 31, 2022	March 31, 2021
Operating Expenses:
Formation and operating costs	$168,119	$370
Franchise tax expense	50,000	—
Total Operating Expenses	218,119	370
Loss From Operations	(218,119)	(370)

Other Expenses (Income):
Interest income	50,650	—
Interest expense	(39)	—
Offering costs	(16,511)	—
Bank fees	(430)	—
Total Other Income	33,670	—

Net Loss	$(184,449)	$(370)

Basic and diluted weighted average shares outstanding, Class A common stock	4,945,055	—
Basic and diluted net loss per common stock, Class A common stock	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,500,000	2,500,000
Basic and diluted net loss per common stock, Class B common stock	$(0.02)	$(0.00)

(1) Excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Note 5).

On March 23, 2021, the Sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect to the forfeiture.

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

	For the Three Months Ended March 31, 2022
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	2,875,000	$288	$24,712	$(1,202)	$23,798
Issuance of public warrants, net of offering costs allocated to public warrants of $136,842	—	—	4,863,158	—	4,863,158
Issuance of private placement warrants	—	—	6,000,000	—	6,000,000
Accretion of Class A common stock to redemption value	—	—	(9,887,870)	(298,908)	(10,186,778)
Net loss	—	—	—	(184,449)	(184,449)
Balance - March 31, 2022 (1)	2,875,000	$288	$1,000,000	$(484,559)	$515,729

	For the Period From February 18, 2021 (Inception) Through March 31, 2021
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - February 18, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(370)	(370)
Balance - March 31, 2021	2,875,000	$288	$24,712	$(370)	$24,630

(1) Includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Note 5).

On March 23, 2021, the Sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the Sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect to the forfeiture.

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Period From
	For the Three	February 18, 2021
	Months Ended	(Inception) Through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(184,449)	$(370)
Non-cash offering costs	16,511	—
Interest earned on investments held in Trust Account	(50,650)	—
Changes in operating assets and liabilities:
Prepaid expenses	(47,019)	—
Accounts payable	20,091	370
Accrued expenses	126,429	—
Accrued interest - related party	(21)	—
Net Cash Used In Operating Activities	(119,108)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(102,000,000)	—
Net Cash Used In Investing Activities	(102,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering	100,000,000	—
Proceeds from private placement warrants	6,000,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of note payable - related party	335,000	—
Repayment of note payable - related party	(370,000)	—
Advance from related party	—	10,000
Repayment of advance to related party	—	(10,000)
Payment of offering costs	(2,678,397)	—
Net Cash Provided By Financing Activities	103,286,603	25,000

Net Increase in Cash	1,167,495	25,000

Cash - Beginning of the Period	1,170	—
Cash - End of the Period	$1,168,665	$25,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Reversal of deferred offering costs included in accrued offering costs	$(25,000)	$—
Reversal of deferred offering costs included in accounts payable	$(237,266)	$—

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —  ORGANIZATION, PLAN OF BUSINESS OPERATIONS, RISKS AND UNCERTAINTIES, AND BASIS OF PRESENTATION

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

All activity for the period from February 18, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating one or more Business Combinations. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer in connection with a Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its founder shares and any public shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”(as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, without the prior consent of the Company.

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

The Company has 15 months from closing of the Initial Public Offering, which is extendable at our option to up to 21 months from the closing of the Initial Public Offering, as described below, (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, by resolution of its board if requested by its sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the Initial Public Offering), subject to the sponsor depositing additional funds into the Trust Account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s second amended and restated certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the Business Combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes a Business Combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete a Business Combination, it will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

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

Liquidity

At March 31, 2022, the Company had $1,168,665 in cash and working capital of $465,079. On April 2, 2022, the overallotment option expired unexercised, such that working capital increased by approximately $600,000 as of such date.

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

In order to finance transaction costs in connection with a Business Combination, the sponsor has committed to loan the Company up to an aggregate of $100,000, to be provided in the event that funds held outside of the Trust Account are insufficient to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination.

There is no assurance that the Company’s plans to consummate a Business Combination will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which are included the Annual Report filed on Form 10-K on March 31, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2022, there have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10 K filed with the SEC on March 31, 2022, except as disclosed in this note.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at March 31, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. At February 15, 2022, in connection with the Initial Public Offering, the Company recorded an immediate remeasurement adjustment of its Class A Common Stock of $10,186,778, such that the shares were recorded at redemption value of $10.20 per share as of such date.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the Initial Public Offering that are directly related to the Initial Public Offering. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the Initial Public Offering amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and Public Warrants (stockholders’ equity) and recognized upon the completion of the Initial Public Offering. Offering costs related to the private placement amounted to $7,483,893 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

Net Loss per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock for the period, excluding the effect of an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture if the option to purchase additional units is not exercised by the underwriter (see Note 5). The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per share does not consider the effect of the warrants issued during the three months ended March 31, 2022 in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 11,000,000 Class A common stock in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended
	March 31, 2022
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(122,512)	$(61,937)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,945,055	2,500,000
Basic and diluted net loss per share	$(0.02)	$(0.02)

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

The Company used a Black-Scholes option pricing model to estimate the fair value of the overallotment liability of $603,284 as of February 15, 2022 and March 31, 2022. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), first to the Public Warrants and overallotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The overallotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment option is assumed to be equivalent to its remaining contractual term.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on February 15, 2022, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company’s underwriter has a 45-day option to purchase 1,500,000 additional Units at $9.80 per Unit, which was recorded as a liability as of February 15, 2022 and March 31, 2022 with an estimated fair value of $603,284. See Note 2 – Summary of Significant Accounting Policies - Fair Value of Financial Instruments for details. On April 2, 2022, the overallotment option expired unexercised.

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

In connection with the private placement offering, the sponsor raised outside capital and, accordingly, has entered into agreements with investors to purchase membership interests in the sponsor. These agreements to acquire membership interests provide the investors with an ownership interest in the Private Placement Warrants and Class B common stock that are currently held in the sponsor’s name. In connection with such purchases through the date of this Quarterly Report on Form 10-Q, the Sponsor has agreed to transfer an aggregate of 1,358,704 shares of the Company’s Class B common stock to the investors discussed above. The Company determined that the fair value of the Class B common stock to be acquired by the purchasers should be recorded as an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company determined that the estimated fair value of the aggregate of 1,050,371 shares of Class B common stock to be transferred to the purchasers was approximately $7.13 per share or $7,483,893 in the aggregate and was based on the Probability-Weighed Expected Return Method. Accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the private placement offering.

Pursuant to the Private Placement Agreement, the Company transferred $4,000,000 to the Trust Account on February 15, 2022. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 31, 2021, the sponsor paid $25,000, or approximately $0.007 per share, to purchase an aggregate of 3,750,000 shares of Class B common stock, par value $0.0001 per share. In December 2021, the sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000, resulting in an effective purchase price paid for the founder shares of approximately $0.009 per share (see Note 8). Of the founder shares outstanding, 375,000 founder shares are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised. On April 2, 2022, the overallotment option expired unexercised, such that 375,000 founder shares were forfeited by the sponsor.

The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering. See Note 4 – Private Placement. On February 15, 2022, the sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the Initial Stockholders as described in Note 4, which such shares were forfeited by the Company’s transfer agent and were then reissued to the Initial Stockholders as of March 31, 2022. In addition, as of March 31, 2022, the sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of Private Placement Warrants as described in Note 4.

The sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

On March 1, 2022, the Company repaid the outstanding promissory notes payable to the Company’s chief financial officer in the aggregate principal amount of $370,000 and accrued interest of $60.

Administrative Services Agreement

The Company entered into an agreement commencing on February 15, 2022  through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and administrative support services. The Company recognized expense of $15,000 during the three months ended March 31, 2022 related to the agreement.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. As of March 31, 2022, the overallotment option had not been exercised by the underwriter. See Note 3 for additional details. On April 2, 2022, the overallotment option expired unexercised.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 10,000,000 shares of Class A Common Stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding, of which, up to 375,000 shares were subject to forfeiture. Effective April 2, 2022, the sponsor returned 375,000 shares of Class B common stock to the Company for cancellation, resulting in a total of 2,500,000 founder shares of Class B common stock issued and outstanding.

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

Warrants —  As of March 31, 2022, there were 5,000,000 Public Warrants outstanding. See Note 3 for details. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2022, there were 6,000,000 Private Placement Warrants outstanding. See Note 4 for details. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants do not trade.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations of Signal Hill Acquisition Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 15, 2022, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 15 months, or up to 21 months if an extension is properly effected, as described below, after the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, as described below, after the closing of the IPO, and such amendment is duly approved.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, the Company may, by resolution of its board if requested by its sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the Initial Public Offering), subject to the sponsor depositing additional funds into the Trust Account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s second amended and restated certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the Business Combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes a Business Combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete a Business Combination, it will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

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

As indicated in the accompanying financial statements, at March 31, 2022, we had $1,168,665 in cash and working capital of $465,079. On April 2, 2022, the overallotment option expired unexercised, such that working capital increased by approximately $600,000 as of such date. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended March 31, 2022, we had net loss of $184,449, which consisted of formation and operating costs of $234,630 (including franchise taxes of $50,000), partially offset by other income of $50,181 which was primarily comprised of interest income on investments held in trust account.

Liquidity and Capital Resources

At March 31, 2022, the Company had $1,168,665 in cash and working capital of $465,079. On April 2, 2022, the overallotment option expired unexercised, such that working capital increased by approximately $600,000 as of such date.

For the three months ended March 31, 2022, cash used in operating activities was $119,108, which was attributable to cash used to fund the net loss of $184,449, adjusted for net non-cash income of $34,139, partially offset by $99,480 of cash provided by changes in the levels of operating assets and liabilities. For the period from February 18, 2021 (inception) through March 31, 2021, there was no net cash provided by operating activities.

For the three months ended March 31, 2022, cash used in investing activities was $102,000,000, which was attributable to the investment of cash in the Trust Account. For the period from February 18, 2021 (inception) through March 31, 2021, there was no net cash provided by investing activities.

For the three months ended March 31, 2022, cash provided by financing activities was $103,286,603, which was primarily attributable to proceeds of $106,000,000 from the IPO and private placement, partially offset by the payment of offering costs of $2,678,397 and the net repayment of a note payable to the Company’s chief financial officer in the amount of $35,000. For the period from February 18, 2021 (inception) through March 31, 2021, there was $25,000 of cash provided by financing activities, which was attributable to the issuance of founder shares to the sponsor.

On February 15, 2022, we consummated our initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.

Administrative Support Agreement

Commencing on February 10, 2022, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of our founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of our initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 2, 2022, the overallotment option expired unexercised.

Business Combination Marketing Agreement

The Company will engage B. Riley as advisors in connection with its initial business combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial business combination and assist it with the preparation of press releases and public filings in connection with the initial business combination. The Company will pay B. Riley for such services upon the consummation of the Company’s initial business combination a cash fee in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable) ($3,500,000 or up to $4,025,000 if the underwriters’ over-allotment option is exercised in full). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an initial business combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the initial business combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included in this Quarterly Report.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at March 31, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. At February 15, 2022, in connection with the Initial Public Offering, the Company recorded an immediate remeasurement adjustment of its Class A Common Stock of $10,186,778, such that the shares were recorded at redemption value of $10.20 per share as of such date.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the Initial Public Offering that are directly related to the Initial Public Offering. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the Initial Public Offering amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and Public Warrants (stockholders’ equity) and recognized upon the completion of the Initial Public Offering. Offering costs related to the private placement amounted to $7,483,893 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no issuances of unregistered securities during the period covered by this Annual Report which were not previously included in a Current Report on Form 8-K filed by the Company.

Use of Proceeds

On February 15, 2022, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 15 months, or up to 21 months if an extension is properly effected, as described below, after the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, after the closing of the IPO, and such amendment is duly approved.

We also repaid $370,000 in interest-bearing loans made to us by our Chief Financial Officer to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL HILL ACQUISITION CORP.

Dated: May 13, 2022	By:	/s/ Jonathan Bond
		Name:	Jonathan Bond
		Title:	Chief Executive Officer
(principal executive officer)

Dated: May 13, 2022	By:	/s/ Grainne Coen
		Name:	Grainne Coen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)