Form 10-Q
period 2022-06-30
Signal Hill Acquisition Corp.
filed 2022-08-12
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SIGNAL HILL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and For the Period From February 18, 2021 (Inception) to June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2022 and For the Period From February 18, 2021 (Inception) to June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period From February 18, 2021 (Inception) to June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	25
Item 6.	Exhibits	26
	Signatures	27

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of the Company;
●	“B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in our initial public offering;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to this offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“initial public offering” or “IPO” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of Class A common stock and one-half of one redeemable public warrant, where each whole public warrant entitles the holder to purchase one share of Class A common stock, which was consummated on February 15, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of this offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in this offering (whether they are purchased in this offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp.

i

SIGNAL HILL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$663,859	$1,170
Prepaid expenses	379,583	—
Total Current Assets	1,043,442	1,170
Deferred offering costs	—	320,716
Cash and cash equivalents held in Trust Account	102,133,707	—
Total Assets	$103,177,149	$321,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,526	$237,636
Accrued expenses	147,340	431
Accrued offering costs	—	25,000
Notes payable - related party	—	35,000
Accrued interest - related party	—	21
Total Current Liabilities	167,866	298,088
Total Liabilities	167,866	298,088

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,000,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, at redemption value (at $10.20 per share)	102,033,277	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively (1)	250	288
Additional paid-in capital	1,000,038	24,712
Retained earnings (accumulated deficit)	(24,282)	(1,202)
Total Stockholders' Equity	976,006	23,798
Total Liabilities, Temporary Equity and Stockholders’ Equity	$103,177,149	$321,886

(1)   Balance at December 31, 2021 included 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Note 5).

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		For the Period		For the Period
		From February 18,		From February 18,
	For the Three Months	2021 (Inception)	For the Six	2021 (Inception)
	Ended June 30,	Through	Months Ended	Through
	2022	March 31, 2021	June 30, 2022	June 30, 2021
Operating Expenses:
Formation and operating costs	$142,738	$370	$310,857	$370
Franchise tax expense	50,000	—	100,000	—
Total Operating Expenses	192,738	370	410,857	370
Loss From Operations	(192,738)	(370)	(410,857)	(370)

Other Expenses (Income):
Change in fair value of overallotment liability	603,284	—	603,284	—
Interest income	83,057	—	133,707	—
Interest expense	—	—	(39)	—
Offering costs	—	—	(16,511)	—
Bank fees	(49)	—	(479)	(25)
Total Other Income (Expense)	686,292	—	719,962	(25)

Net Income (Loss)	$493,554	$(370)	$309,105	$(395)

Basic and diluted weighted average shares outstanding, Class A common stock	10,000,000	—	7,472,527	—
Basic and diluted net income per common stock, Class A common stock	$0.04	$—	$0.03	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.04	$(0.00)	$0.03	$(0.00)

(1)   Excludes 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Note 5).

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

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Six Months Ended June 30, 2022
				(Accumulated
			Additional	Deficit)	Total
	Class B Common Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance - January 1, 2022 (1)	2,875,000	$288	$24,712	$(1,202)	$23,798
Issuance of public warrants, net of offering costs allocated to public warrants of $136,842	—	—	4,863,158	—	4,863,158
Issuance of private placement warrants	—	—	6,000,000	—	6,000,000
Accretion of Class A common stock to redemption value	—	—	(9,887,870)	(298,908)	(10,186,778)
Net loss	—	—	—	(184,449)	(184,449)
Balance - March 31, 2022 (1)	2,875,000	288	1,000,000	(484,559)	515,729
Forfeiture of Class B common stock by Sponsor (2)	(375,000)	(38)	38	—	—
Accretion of Class A common stock to redemption value	—	—	—	(33,277)	(33,277)
Net income	—	—	—	493,554	493,554
Balance - June 30, 2022	2,500,000	$250	$1,000,038	$(24,282)	$976,006

	For the Period From February 18, 2021 (Inception) Through June 30, 2021
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - February 18, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(370)	(370)
Balance - March 31, 2021	2,875,000	288	24,712	(370)	24,630
Net loss	—	—	—	(25)	(25)
Balance - June 30, 2021	2,875,000	$288	$24,712	$(395)	$24,605

(1)   Included 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriter. See note (2) below.

(2)   On April 2, 2022, the option to purchase additional units expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Note 5).

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Period From
	For the Six	February 18, 2021
	Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$309,105	$(395)
Non-cash offering costs	16,511	—
Interest earned on investments held in Trust Account	(133,707)	—
Change in fair value of overallotment liability	(603,284)	—
Changes in operating assets and liabilities:
Prepaid expenses	(379,583)	—
Accounts payable	20,156	370
Accrued expenses	146,909	—
Accrued interest - related party	(21)	—
Net Cash Used In Operating Activities	(623,914)	(25)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(102,000,000)	—
Net Cash Used In Investing Activities	(102,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering	100,000,000	—
Proceeds from private placement warrants	6,000,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of note payable - related party	335,000	—
Repayment of note payable - related party	(370,000)	—
Advance from related party	—	10,000
Repayment of advance to related party	—	(10,000)
Payment of offering costs	(2,678,397)	(15,450)
Net Cash Provided By Financing Activities	103,286,603	9,550

Net Increase in Cash	662,689	9,525

Cash - Beginning of the Period	1,170	—
Cash - End of the Period	$663,859	$9,525

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Reversal of deferred offering costs included in accrued offering costs	$(25,000)	$—
(Reversal) accrual of deferred offering costs included in accounts payable	$(237,266)	$106,242
Accretion of Class A common stock to redemption value	$332,185	$—

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 —  ORGANIZATION, PLAN OF BUSINESS OPERATIONS, GOING CONCERN AND MANAGEMENT’S PLANS, RISKS AND UNCERTAINTIES, AND BASIS OF PRESENTATION

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

All activity for the period from February 18, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on February 10, 2022. On February 15, 2022, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “public shares” or the “Class A Common Stock”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company consummated the sale of an aggregate of 6,000,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to Signal Hill Acquisition Sponsor, LLC (the “sponsor”) and certain initial stockholders, generating gross proceeds to the Company of $6,000,000, which is described in Note 4.

Transaction costs related to the IPO amounted to $2,736,847, consisting of $2,000,000 of underwriting fees and $736,847 of other offering costs. In addition, cash of $1,012,777 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. As described in Note 6, $3,500,000 of business combination marketing fees become due and payable upon the consummation of the Business Combination. Transaction costs related to the private placement amounted to $7,483,393 as of February 15, 2022, which represented the estimated fair value of Class B common stock to be transferred to investors in the offering, which is described in Note 4.

Following the closing of the IPO on February 15, 2022, an amount of $102,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the private placement warrants was placed in a trust account (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating one or more Business Combinations. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its founder shares and any public shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company has 15 months from closing of the IPO, which is extendable at our option to up to 21 months from the closing of the IPO, as described below, (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO, the Company may, by resolution of its board if requested by its sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the IPO), subject to the sponsor depositing additional funds into the Trust Account as set out below. Public Stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s second amended and restated

certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the Business Combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes a Business Combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete a Business Combination, it will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

The sponsor, certain initial stockholders of the Company and its officers and directors entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete the initial Business Combination within the Combination Period. However, if the sponsor, initial stockholders, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the initial Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management’s Plans

At June 30, 2022, the Company had $663,859 of cash and working capital of $975,576.

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months (or up to 21 months if the Company extends the period of time to consummate a business combination for total payment value of $2,000,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which are included the Annual Report filed on Form 10-K on March 31, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2022, there have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10 K filed with the SEC on March 31, 2022, except as disclosed in this note.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at June 30, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. At February 15, 2022, in connection with the IPO, the Company recorded an immediate remeasurement adjustment of its Class A Common Stock of $10,186,778, such that the shares were recorded at redemption value of $10.20 per share as of such date. During the three and six months ended June 30, 2022, the Company recorded remeasurement adjustments of its Class A Common Stock of $33,277 and $10,220,055, respectively, such that the shares were recorded at redemption value of $10.20 per share as of June 30, 2022.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the IPO that are directly related to the IPO. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the IPO amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and public warrants (stockholders’ equity) and recognized upon the completion of the IPO. Offering costs related to the private placement amounted to $7,483,893 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock for the period, excluding the effect of 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriter (see Note 5). The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued during the three and six months ended June 30, 2022 in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 11,000,000 Class A common stock in the aggregate. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$394,843	$98,711
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	10,000,000	2,500,000
Basic and diluted net income per share	$0.04	$0.04

	For the Six Months Ended
	June 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$231,616	$77,489
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	7,472,527	2,500,000

Basic and diluted net income per share	$0.03	$0.03

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

The Company used a Black-Scholes option pricing model to estimate the fair value of the overallotment liability of $0 and $603,284 as of June 30, 2022 and February 15, 2022, respectively. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half of one public warrant), first to the public warrants and overallotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The overallotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment option is assumed to be equivalent to its remaining contractual term.

Warrants and Overallotment Liability

The Company evaluates the public warrants, private placement warrants and overallotment option as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both public and private placement warrants are classified in stockholders’ equity and the overallotment option is classified as a current liability and, accordingly, was measured at fair value upon issuance and will be remeasured at each balance sheet date thereafter, with changes in the estimated fair value recognized through earnings.

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

While the Company recorded net income for book purposes for the six months ended June 30, 2022, it has a net taxable loss for income tax purposes. The Company has established valuation allowances against all deferred tax assets because realization of their income tax benefits is not deemed to be more likely than not.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, on February 15, 2022, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company’s underwriter had a 45-day option to purchase 1,500,000 additional Units at $9.80 per Unit, which was recorded as a liability as of February 15, 2022 with an estimated fair value of $603,284. On April 2, 2022, the overallotment option expired unexercised, such that the Company recognized the change in fair value of the overallotment liability of $603,284 during the three and six months ended June 30, 2022. See Note 2 – Summary of Significant Accounting Policies - Fair Value of Financial Instruments for details.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the amended and restated private placement agreement dated as of February 14, 2022 (the “Private Placement Agreement”), the sponsor and certain of the Company’s initial stockholders (the “Initial Stockholders”) have agreed to purchase an aggregate of 6,000,000 private placement warrants at a price of $1.00 per private placement warrant for an aggregate purchase price of $6,000,000 simultaneously with the closing of the IPO as well as on the dates of one or more additional closings (each, an “Additional Closing Date”), with the transactions involving the Initial Stockholders detailed at the end of this Note 4. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering. See Note 4 – Private Placement. On February 15, 2022, the sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the Initial Stockholders as described in Note 4, which such shares were forfeited by the Company’s transfer agent and were then reissued to the Initial Stockholders. In addition, as of June 30, 2022, the sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of private placement warrants as described in Note 4.

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

Promissory Notes — Related Party

On January 3, 2022, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $35,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the IPO.

On February 15, 2022, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $300,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the IPO.

On March 1, 2022, the Company repaid the outstanding promissory notes payable to the Company’s chief financial officer in the aggregate principal amount of $370,000 and accrued interest of $60.

Administrative Services Agreement

The Company entered into an agreement commencing on February 15, 2022  through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and administrative support services. The Company recognized expenses of $30,000 and $45,000 during the three and six months ended June 30, 2022, related to the agreement. As of June 30, 2022, the Company had accrued $45,000 related to the agreement.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 2, 2022, the overallotment option expired unexercised. See Note 3 for additional details.

Business Combination Marketing Agreement

The Company will engage B. Riley Securities, Inc. as advisors in connection with its Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Business Combination and assist it with the preparation of press releases and public filings in connection with the Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable), or $3,500,000. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the Business Combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were no shares of Class A common stock issued or outstanding, excluding 10,000,000 shares of Class A Common Stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 2,500,000 and 2,875,000 Class B ordinary shares issued and outstanding, respectively, of which, 375,000 shares were subject to forfeiture as of December 31, 2021.

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

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants —  As of June 30, 2022, there were 5,000,000 public warrants outstanding. See Note 3 for details. The public warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The public warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2022, there were 6,000,000 private placement warrants outstanding. See Note 4 for details. The private placement warrants are identical to the public warrants underlying the Units sold in the IPO, except that the private placement warrants do not trade.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our IPO (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO, the Company may, by resolution of its board if requested by its sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the IPO), subject to the sponsor depositing additional funds into the Trust Account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s second amended and restated certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the Business Combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes a Business Combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete a Business Combination, it will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

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

As indicated in the accompanying financial statements, at June 30, 2022, we had $663,859 in cash and working capital of $975,576. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. Following this the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended June 30, 2022, we had net income of $493,554, which consisted of formation and operating costs of $142,738, franchise taxes of $50,000, offset by other income of $686,292 which was primarily comprised of a gain of $603,284 related to the change in fair value of the overallotment liability and $83,057 of interest income on investments held in trust account.

For the six months ended June 30, 2022, we had net income of $309,105, which consisted of formation and operating costs of $310,857, franchise taxes of $100,000, offset by other income of $719,962 which was primarily comprised of a gain of $603,284 related to the change in fair value of the overallotment liability and $133,707 of interest income on investments held in trust account.

Liquidity and Capital Resources

At June 30, 2022, the Company had $663,859 of cash and working capital of $975,576.

Management has determined that the possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months (or up to 21 months if the Company extends the period of time to consummate a business combination for total payment value of $2,000,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

For the six months ended June 30, 2022, cash used in operating activities was $623,914, which was attributable to cash used to fund the net income of $309,105, adjusted for net non-cash income of $720,480, and $212,539 of cash used to fund changes in the levels of operating assets and liabilities. For the period from February 18, 2021 (inception) through June 30, 2021, which was attributable to cash used to fund the net loss of $395, partially offset by $370 of cash provided by changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2022, cash used in investing activities was $102,000,000, which was attributable to the investment of cash in the Trust Account. For the period from February 18, 2021 (inception) through June 30, 2021, there was no net cash provided by investing activities.

For the six months ended June 30, 2022, cash provided by financing activities was $103,286,603, which was primarily attributable to proceeds of $106,000,000 from the IPO and private placement, partially offset by the payment of offering costs of $2,678,397 and the net repayment of a note payable to the Company’s chief financial officer in the amount of $35,000. For the period from February 18, 2021 (inception) through June 30, 2021, there was $9,550 of cash provided by financing activities, which was attributable to $25,000 of proceeds from the issuance of founder shares to the sponsor, partially offset by the payment of offering costs of $15,450.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.

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

Business Combination Marketing Agreement

The Company will engage B. Riley as advisors in connection with its initial business combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial business combination and assist it with the preparation of press releases and public filings in connection with the initial business combination. The Company will pay B. Riley for such services upon the consummation of the Company’s initial business combination a cash fee in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable), or $3,500,000. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an initial business combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the initial business combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

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

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at June 30, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the IPO that are directly related to the IPO. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the IPO amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and public warrants (stockholders’ equity) and recognized upon the completion of the IPO. Offering costs related to the private placement amounted to $7,483,893 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

Warrants and Overallotment Liability

The Company evaluates the public warrants, private placement warrants and overallotment option as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the instrument and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480, meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, both public and private placement warrants are classified in stockholders’ equity and the overallotment option is classified as a current liability and, accordingly, was measured at fair value upon issuance and will be remeasured at each balance sheet date thereafter, with changes in the estimated fair value recognized through earnings.

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

As required by Rules 13a 15 and 15d 15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act) were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no issuances of unregistered securities during the period covered by this Quarterly Report on Form 10-Q which were not previously included in a Current Report on Form 8-K filed by the Company.

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

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 15 months, or up to 21 months if an extension is properly effected, as described above, after the closing of the IPO, or (iii) if we seek to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem all public shares if we cannot complete an initial business combination within 15 months, or up to 21 months if an extension is properly effected, after the closing of the IPO, and such amendment is duly approved.

We also repaid $370,000 in interest-bearing loans made to us by our Chief Financial Officer to cover expenses related to the IPO. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

SIGNAL HILL ACQUISITION CORP.

Dated: August 12, 2022	By:	/s/ Jonathan Bond
		Name:	Jonathan Bond
		Title:	Chief Executive Officer
(principal executive officer)

Dated: August 12, 2022	By:	/s/ Grainne Coen
		Name:	Grainne Coen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)