Form 10-Q
period 2022-09-30
Signal Hill Acquisition Corp.
filed 2022-11-10
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SIGNAL HILL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and For the Period From February 18, 2021 (Inception) to September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2022 and For the Period From February 18, 2021 (Inception) to September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period From February 18, 2021 (Inception) to September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
	Signatures	27

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of the Company;
●	“B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in our initial public offering;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	“initial public offering” or “IPO” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of Class A common stock and one-half of one redeemable public warrant, where each whole public warrant entitles the holder to purchase one share of Class A common stock, which was consummated on February 15, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp.

i

SIGNAL HILL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$590,291	$1,170
Prepaid expenses	232,556	—
Total Current Assets	822,847	1,170
Prepaid expenses, non-current portion	78,932	—
Deferred offering costs	—	320,716
Cash and cash equivalents held in Trust Account	102,618,821	—
Total Assets	$103,520,600	$321,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,617	$237,636
Accrued expenses	229,266	431
Accrued offering costs	—	25,000
Income taxes payable	147,247	—
Notes payable - related party	—	35,000
Accrued interest - related party	—	21
Total Current Liabilities	380,130	298,088
Total Liabilities	380,130	298,088

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,000,000 and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, at redemption value (at $10.23 per share)	102,321,143	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively (1)	250	288
Additional paid-in capital	1,000,038	24,712
Accumulated deficit	(180,961)	(1,202)
Total Stockholders' Equity	819,327	23,798
Total Liabilities, Temporary Equity and Stockholders’ Equity	$103,520,600	$321,886

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

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				For the Period
				From February 18,
	For the Three Months Ended		For the Nine	2021 (Inception)
	September 30,		Months Ended	Through
	2022	2021	September 30, 2022	September 30, 2021
Operating Expenses:
Formation and operating costs	$156,605	$—	$467,462	$370
Franchise tax expense	50,000	—	150,000	—
Total Operating Expenses	206,605	—	617,462	370
Loss From Operations	(206,605)	—	(617,462)	(370)

Other Income (Expenses):
Change in fair value of overallotment liability	—	—	603,284	—
Interest income	485,114	—	618,821	—
Interest expense	—	(8)	(39)	(8)
Offering costs	—	—	(16,511)	—
Bank fees	(75)	(70)	(554)	(95)
Total Other Income (Expense)	485,039	(78)	1,205,001	(103)

Income (loss) before provision for income taxes	278,434	(78)	587,539	(473)
Provision for income taxes	(147,247)	—	(147,247)	—
Net Income (Loss)	$131,187	$(78)	$440,292	$(473)

Basic and diluted weighted average shares outstanding, Class A common stock	10,000,000	—	8,321,168	—
Basic and diluted net income per common stock, Class A common stock	$0.01	$—	$0.04	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.01	$(0.00)	$0.04	$(0.00)

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

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	For the Nine Months Ended September 30, 2022
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022 (1)	2,875,000	$288	$24,712	$(1,202)	$23,798
Issuance of public warrants, net of offering costs allocated to public warrants of $136,842	—	—	4,863,158	—	4,863,158
Issuance of private placement warrants	—	—	6,000,000	—	6,000,000
Remeasurement of Class A common stock to redemption value	—	—	(9,887,870)	(298,908)	(10,186,778)
Net loss	—	—	—	(184,449)	(184,449)
Balance - March 31, 2022 (1)	2,875,000	288	1,000,000	(484,559)	515,729
Forfeiture of Class B common stock by Sponsor (2)	(375,000)	(38)	38	—	—
Accretion of Class A common stock to redemption value	—	—	—	(33,277)	(33,277)
Net income	—	—	—	493,554	493,554
Balance - June 30, 2022	2,500,000	250	1,000,038	(24,282)	976,006
Accretion of Class A common stock to redemption value	—	—	—	(287,866)	(287,866)
Net income	—	—	—	131,187	131,187
Balance - September 30, 2022	2,500,000	$250	$1,000,038	$(180,961)	$819,327

	For the Period From February 18, 2021 (Inception) Through September 30, 2021
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - February 18, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(370)	(370)
Balance - March 31, 2021	2,875,000	288	24,712	(370)	24,630
Net loss	—	—	—	(25)	(25)
Balance - June 30, 2021	2,875,000	288	24,712	(395)	24,605
Net loss	—	—	—	(78)	(78)
Balance - September 30, 2021	2,875,000	$288	$24,712	$(473)	$24,527

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

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		For the Period From
	For the Nine Months	February 18, 2021
	Ended	(Inception) Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$440,292	$(473)
Non-cash offering costs	16,511	—
Interest earned on investments held in Trust Account	(618,821)	—
Change in fair value of overallotment liability	(603,284)	—
Changes in operating assets and liabilities:
Prepaid expenses	(311,488)	—
Accounts payable	3,247	370
Accrued expenses	228,835	—
Accrued interest - related party	(21)	8
Income taxes payable	147,247	—
Net Cash Used In Operating Activities	(697,482)	(95)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(102,000,000)	—
Net Cash Used In Investing Activities	(102,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering	100,000,000	—
Proceeds from private placement warrants	6,000,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of note payable - related party	335,000	25,000
Repayment of note payable - related party	(370,000)	—
Advance from related party	—	10,000
Repayment of advance to related party	—	(10,000)
Payment of offering costs	(2,678,397)	(43,450)
Net Cash Provided By Financing Activities	103,286,603	6,550

Net Increase in Cash	589,121	6,455

Cash - Beginning of the Period	1,170	—
Cash - End of the Period	$590,291	$6,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Reversal of deferred offering costs	$(25,000)	$24,208
(Reversal) accrual of deferred offering costs included in accounts payable	$(237,266)	$164,984
Remeasurement of Class A common stock	$298,908	—
Accretion of Class A common stock to redemption value	$321,143	$—

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

All activity for the period from February 18, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $2,736,847, consisting of $2,000,000 of underwriting fees and $736,847 of other offering costs. In addition, cash of $1,012,777 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. As described in Note 6, $3,500,000 of business combination marketing fees become due and payable upon the consummation of the Business Combination. Transaction costs related to the private placement amounted to $7,483,893 as of February 15, 2022, which represented the estimated fair value of Class B common stock to be transferred to investors in the offering, which is described in Note 4.

Following the closing of the IPO on February 15, 2022, an amount of $102,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the private placement warrants was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”), to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company has 15 months from closing of the IPO (ending on May 18, 2023), which is extendable at our option to up to 21 months from the closing of the IPO (to end on November 18, 2023), as described below, (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plans

At September 30, 2022, the Company had $590,291 of cash and working capital of $740,395.

Management has determined that there is a possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months (or up to 21 months if the Company extends the period of time to consummate a business combination for total payment value of $2,000,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Risks and Uncertainties

COVID-19

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating this excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and to prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, or otherwise may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote, or otherwise would depend on a number of given factors including (i) the fair market value of redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause as a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2021 and for the year then ended which are included the Annual Report filed on Form 10-K on March 31, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2022, there have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as disclosed in this note.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at September 30, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. At February 15, 2022, in connection with the IPO, the Company recorded an immediate remeasurement adjustment of $298,908 of its Class A Common Stock of $10,186,778, such that the shares were recorded at redemption value of $10.20 per share as of such date. During the three and nine months ended September 30, 2022, the Company recorded accretion adjustments of its Class A Common Stock of $287,866 and $321,143, respectively, such that the shares were recorded at redemption value of $10.23 per share as of September 30, 2022.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued during the three and nine months ended September 30, 2022 in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 11,000,000 Class A common stock in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$104,950	$26,237
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	10,000,000	2,500,000
Basic and diluted net income per share	$0.01	$0.01

	For the Nine Months Ended
	September 30, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$338,572	$101,720
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	8,321,168	2,500,000
Basic and diluted net income per share	$0.04	$0.04

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

The Company used a Black-Scholes option pricing model to estimate the fair value of the overallotment liability of $603,284 as of February 15, 2022. On April 2, 2022, the option to purchase additional units expired unexercised and, accordingly, there was no overallotment liability as of September 30, 2022. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half of one public warrant), first to the public warrants and overallotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The overallotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment option is assumed to be equivalent to its remaining contractual term.

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

To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

The Company has recorded a current tax provision for the nine months ended September 30, 2022 of $147,247 as a result of its investment income and the establishment of deferred tax assets primarily related to its loss from operations. The Company has established valuation allowances against all deferred tax assets because realization of their income tax benefits is not deemed to be more likely than not.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires that a lessee recognize the assets and liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In May 2020, the FASB issued ASU 2020-05 that deferred these dates one year for all other entities, including emerging growth companies. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023. Early adoption is permitted. The Company expects to adopt ASU 2016-02 during the fiscal year ending December 31, 2023 and is evaluating the impact on its statements of operations and cash flows. Based upon the leases currently in place, management believes there will be no material impact of adopting the new standard on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Upon consummation of the IPO, on February 15, 2022, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable public warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The Company’s underwriter had a 45-day option to purchase 1,500,000 additional Units at $9.80 per Unit, which was recorded as a liability as of February 15, 2022 with an estimated fair value of $603,284. On April 2, 2022, the overallotment option expired unexercised, such that the Company recognized the change in fair value of the overallotment liability of $0 and $603,284, respectively, during the three and nine months ended September 30, 2022. See Note 2 – Summary of Significant Accounting Policies - Fair Value of Financial Instruments for details.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the amended and restated private placement agreement dated as of February 14, 2022 (the “Private Placement Agreement”), the sponsor and certain of the Company’s initial stockholders (the “Initial Stockholders”) agreed to purchase an aggregate of 6,000,000 private placement warrants at a price of $1.00 per private placement warrant for an aggregate purchase price of $6,000,000 simultaneously with the closing of the IPO as well as on the dates of one or more additional closings (each, an “Additional Closing Date”), with the transactions involving the Initial Stockholders detailed at the end of this Note 4. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

NOTE 5 — RELATED PARTIES

Founder Shares

On March 31, 2021, the sponsor paid $25,000, or approximately $0.007 per share, to purchase an aggregate of 3,750,000 shares of Class B common stock, par value $0.0001 per share. In December 2021, the sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000, resulting in an effective purchase price paid for the founder shares of approximately $0.009 per share (see Note 7). Of the founder shares outstanding, 375,000 founder shares are subject to forfeiture depending on the extent to which the underwriters’ option to purchase additional units is exercised. On April 2, 2022, the overallotment option expired unexercised, such that 375,000 founder shares were forfeited by the sponsor.

The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering. See Note 4 – Private Placement. On February 15, 2022, the sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the Initial Stockholders as described in Note 4, which such shares were forfeited by the Company’s transfer agent and were then reissued to the Initial Stockholders. In addition, as of September 30, 2022, the sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of private placement warrants as described in Note 4.

The sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Notes — Related Party

On January 3, 2022, the Company issued an unsecured promissory note to the Company’s Chief Financial Officer in the amount of $35,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, became immediately due and payable thirty (30) days from the date of the IPO.

On February 15, 2022, the Company issued an unsecured promissory note to the Company’s Chief Financial Officer in the amount of $300,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, became immediately due and payable thirty (30) days from the date of the IPO.

On March 1, 2022, the Company repaid the outstanding promissory notes payable to the Company’s Chief Financial Officer in the aggregate principal amount of $370,000, which includes promissory notes in the aggregate principal amount of $35,000 that were issued to the Company’s Chief Financial Officer in 2021, and accrued interest of $60.

Administrative Services Agreement

The Company entered into an agreement commencing on February 15, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and administrative support services. The Company recognized expenses of $30,000 and $75,000 during the three and nine months ended September 30, 2022, related to the agreement. As of September 30, 2022, the Company had accrued $75,000 related to the agreement.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022, there were no shares of Class A common stock issued or outstanding, excluding 10,000,000 shares of Class A Common Stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 2,500,000 and 2,875,000 Class B ordinary shares issued and outstanding, respectively, of which, 375,000 shares were subject to forfeiture as of December 31, 2021.

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

Warrants —  As of September 30, 2022, there were 5,000,000 public warrants outstanding. See Note 3 for details. The public warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The public warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2022, there were 6,000,000 private placement warrants outstanding. See Note 4 for details. The private placement warrants are identical to the public warrants included as part of the Units sold in the IPO, except that the private placement warrants do not trade.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 15, 2022, we consummated our initial public offering of 10,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with SEC on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, we completed the private sale of an aggregate of 6,000,000 private placement warrants to the sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in the Trust Account.

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

As indicated in the accompanying financial statements, at September 30, 2022, we had $590,291 in cash and working capital of $740,395. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those that were necessary to prepare for our IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We have generated and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents following the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. Following the IPO, we have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2022, we had net income of $131,187, which consisted of formation and operating costs of $156,605, franchise taxes of $50,000, and a provision for income taxes of $147,247, offset by other income of $485,039 which was primarily comprised of a gain of $485,114 of interest income on investments held in Trust Account.

For the nine months ended September 30, 2022, we had net income of $440,292, which consisted of formation and operating costs of $467,462, franchise taxes of $150,000, and a provision for income taxes of $147,247, offset by other income of $1,205,001 which was primarily comprised of a gain of $603,284 related to the change in fair value of the overallotment liability and $618,821 of interest income on investments held in Trust Account.

Liquidity and Capital Resources

At September 30, 2022, the Company had $590,291 of cash and working capital of $740,395.

Management has determined that there is a possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination for total payment value of $2,000,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

For the nine months ended September 30, 2022, cash used in operating activities was $697,482, which was attributable to cash used to fund the net income of $440,292, adjusted for net non-cash income of $1,205,594, and $67,820 of cash used to fund changes in the levels of operating assets and liabilities. For the period from February 18, 2021 (inception) through September 30, 2021, which was attributable to cash used to fund the net loss of $473, partially offset by $378 of cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2022, cash used in investing activities was $102,000,000, which was attributable to the investment of cash in the Trust Account. For the period from February 18, 2021 (inception) through September 30, 2021, there was no net cash provided by investing activities.

For the nine months ended September 30, 2022, cash provided by financing activities was $103,286,603, which was primarily attributable to proceeds of $106,000,000 from the IPO and private placement, partially offset by the payment of offering costs of $2,678,397 and the net repayment of notes payable to the Company’s Chief Financial Officer in the amount of $35,000. For the period from February 18, 2021 (inception) through September 30, 2021, there was $6,550 of cash provided by financing activities, which was attributable to $50,000 of proceeds from the issuance of founder shares to the sponsor and the issuance of note payable partially offset by the payment of offering costs of $43,450.

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

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We have withdrawn and expect to continue to withdraw interest to pay franchise and income taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the offering held outside of the Trust Account or from interest earned on the funds held in our Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of this offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations.

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

Business Combination Marketing Agreement

The Company will engage B. Riley as advisors in connection with its initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial Business Combination and assist it with the preparation of press releases and public filings in connection with the initial Business Combination. The Company will pay B. Riley for such services upon the consummation of the Company’s initial Business Combination a cash fee of $3,500,000, an amount equal to 3.5% of the gross proceeds of the IPO. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an initial Business Combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the initial Business Combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

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

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at September 30, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires that a lessee recognize the assets and liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In May 2020, the FASB issued ASU 2020-05 that deferred these dates one year for all other entities, including emerging growth companies. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023. Early adoption is permitted. The Company expects to adopt ASU 2016-02 during the fiscal year ending December 31, 2023 and is evaluating the impact on its statements of operations and cash flows. Based upon the leases currently in place, management believes there will be no material impact of adopting the new standard on the Company’s condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending September 30, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in the Trust Account.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL HILL ACQUISITION CORP.

Dated: November 10, 2022	By:	/s/ Jonathan Bond
		Name:	Jonathan Bond
		Title:	Chief Executive Officer
(principal executive officer)

Dated: November 10, 2022	By:	/s/ Grainne Coen
		Name:	Grainne Coen
		Title:	Chief Financial Officer
(principal financial officer and principal accounting officer)