Form 10-K
period 2022-12-31
Signal Hill Acquisition Corp.
filed 2023-03-24
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

The aggregate market value of the Class A shares of common stock held by non-affiliates of the registrant, based upon the closing price of common stock on June 30, 2022 of $9.92 per share, was approximately $99,200,000. Shares of voting stock held by each executive officer, director and 10% stockholders have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2023, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,500,000 shares of Class B common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of Incorporation of the Company, dated February 2, 2022;
●	“B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in our initial public offering;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as further described in Amendment No. 1 to our Registration Statement on Form S-1, dated February 3, 2022;
●“initial public offering” or “IPO” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of Class A common stock and one-half of one redeemable public warrant, where each whole public warrant entitles the holder to purchase one share of Class A common stock, which was consummated on February 15, 2022;
●“initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●“private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as further described in Amendment No. 1 to our Registration Statement on Form S-1, dated February 3, 2022;
●“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
● “public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or B. Riley (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●“SEC” are to the U.S. Securities and Exchange Commission;
●	“sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;
●	“trust agreement” are to that certain Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Company, dated February 10, 2022;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp., a Delaware corporation.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses in the areas of direct-to-consumer media, technology, and emerging digital enterprises;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses in the areas of direct-to-consumer media, technology, and emerging digital enterprises;
●	risks associated with acquiring an operating company or business in the areas of direct-to-consumer media, technology, and emerging digital enterprises;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	a lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering; or
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the war in Ukraine, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases).

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.BUSINESS

Introduction

Signal Hill Acquisition Corp. is a Delaware corporation incorporated on February 18, 2021 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses (the “initial business combination”).

On February 15, 2022, the Company consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the SEC on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company completed the private sale of an aggregate of 6,000,000 private placement warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

The net proceeds from the IPO, together with certain of the proceeds from the private sale of the private placement warrants, $102,000,000 in the aggregate, were placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

Our Company

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

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

Our Sponsor

Our sponsor is controlled by a board of managers which consists of Jonathan Bond, our Chief Executive Officer, Grainne Coen, our Chief Financial Officer, and Paul Roberts, a member of our board of directors.

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

Management Team

Jonathan Bond, our Chief Executive Officer, is one of the advertising and marketing industry’s most recognized leaders and an entrepreneur with over 35 years of experience. He previously was the Co-Founder and Chief Executive Officer of Kirshenbaum Bond Senecal & Partners, LLC, an integrated advertising and media agency. Prior to his tenure at Kirshenbaum Bond Senecal & Partners, LLC, Mr. Bond served as the Chief Executive Officer of Big Fuel Communications, LLC (now part of Publicis Groupe S.A. (OTCMKTS: PUBGY)), one of the world’s largest social media agencies. He helped establish iballs LLC, one of the first online media agencies, which was sold to Avenue A Inc. (and later acquired as Avenue A / Razorfish by Microsoft Corporation) in July 2006. He also co-founded The Media Kitchen and Varick Media Management LLC under the Kirshenbaum Bond Senecal & Partners, LLC umbrella. From August 2012 to December 2016, Mr. Bond was the founder of Maestro Management, LLC d/b/a Tomorro, an innovation consultancy. From January 2017 to June 2018, Mr. Bond was the Co-Chairman at The Shipyard, LLC, a full-service advertising agency focused on data science, which acquired Maestro Management, LLC d/b/a Tomorro. From June 2017 to July 2020, Mr. Bond was the Chairman and director of SITO Mobile, Ltd. (OTCMKTS:SITOQ), a digital brand insights platform. He has served as fractional Chief Marketing Officer of UCG, Inc. d/b/a Union Cannabis Group since August 2019. Additionally, since April 2013 he has served as a member of the board of advisors of Sonobi, Inc., an advertising technology developer. Since June 2021, he has served as a member of the board of directors of Kubient, Inc. (NASDAQ:KBNT), a digital marketing platform, and since February 2021, he has also served as a member of the board of directors of Trajectory Alpha Acquisition Corp. (NYSE:TCOA), a special purpose acquisition company (“ SPAC”), and since August 2020, as a member of the board of directors of PAWS, LLC d/b/a Halo Collar, a pet products company. Mr. Bond holds a Bachelor of Arts from Washington University (St. Louis).

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

Board of Directors

Marcus East is a digital technology and product leader with a passion for driving positive change through the use of technology. With over 25 years’ experience working as a technology leader for major brands, we believe Mr. East has built a reputation for being a ‘creative technologist,’ someone who enjoys solving difficult problems in innovative ways, whether they are complex business challenges or life-changing social issues. From March 2021 to the present, he has been employed as Executive Vice President and Chief Digital Officer of T-Mobile U.S., Inc. (NASDAQ:TMUS), one of the United States’ leading cellular network providers. From May 2019 to March 2021, Mr. East was employed as the Technical Director, Office of the Chief Technology Officer at Google LLC (NASDAQ:GOOGL), the internationally-recognized search engine and digital advertising provider. From April 2017 to April 2019, he worked as an Executive Vice President, Technology and Products, as well as the Chief Technology Officer of National Geographic Partners LLC, an international media conglomerate. From January 2016 to March 2017, he was the Global Digital Director for Marks and Spencer PLC (OTCMKTS:MAKSY), a fashion retailer. From December 2011 to January 2016, he worked as the worldwide Head of eCommerce Solutions delivery at Apple Inc. (NASDAQ:AAPL), one of the world’s largest computer hardware and cellular telephone manufacturers and the most valuable company in the world. From December 2009 to December 2011, he served as the Chief Technology Officer and Head of Future Media & Technology for Comic Relief UK, a non-profit organization focused on children, responsible for the Big Red Nose campaign. From December 2008 to December 2009, he served as the Chief Technology Officer and Director of Technology at Real World Holdings Limited, the singer Peter Gabriel’s recording label. From April 2004 to December 2008, he was employed as the Chief Information Officer and Managing Director of Breathe Internet Limited, an internet hosting provider. From April 2002 to April 2004, he worked as a Managing Director at Inspired Technologies, Inc., an ecommerce solutions provider. From April 2000 to April 2002, he was employed as a Vice President at agency.com, which was part of the Omnicom Group Inc. family of advertising agencies. From October 1994 to April 2000, he worked as a client consultant for International Business Machines Corporation (NYSE:IBM), an international computer hardware and software manufacturer. He was a member of the board of directors of WillowTree, Inc., a technology services organization, from March 2021 to December 2022, and served as a member of the board of advisors of CapitalG Management Company LLC, Google LLC’s (NASDAQ:GOOGL) independent growth fund from May 2019 to March 2021. He has been a Fellow of the BCS (British Computer Society) Chartered Institute for Information Technology (FBCS) since January 2012. He is also an Expert in Residence of the University of Oxford Foundry, from November 2019 until present. Mr. East holds a Bachelor of Science from London Metropolitan University and a Master of Studies from the University of Cambridge.

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

Robert LePlae has over 20 years’ experience leading some of the largest multinational marketing services organizations in the world, including President & CEO, North America for TBWA Worldwide\Chiat\Day (Omnicom Group Inc., NYSE: OMC) from November 2005 to February 2009, President, North America for McCann Worldgroup, LLC (Interpublic Group of Companies, Inc, NYSE: IPG) from July 2009 to October 2011, and Global CEO for Arnold Worldwide (Havas) from August 2012 to February 2014. We believe he has a track record of innovative operating models, portfolio company management, digital media integration and sustained profitable growth. The companies he’s led have been acknowledged as US Agency of the Year (Adweek), Global Network of the Year (Advertising Age), and Mr. LePlae himself recognized as Leader of the Year (LAAAA). In October 1999, he pioneered one of the industry’s most successful agency mergers with Japanese marketing services giant Hakuhodo to support the Nissan Revival Plan. The Nissan Revival Plan is a Harvard Case Study, and TBWA\Hakuhodo has been recognized as International Agency of the Year (Advertising Age). Since June 2014, Mr. LePlae has been engaged as Principal at RLP Collective, Inc., which advises emerging content and marketing tech companies. At RLP Collective Inc., Mr. LePlae also founded Brand Industries d/b/a Republic Performance Systems in March 2015, a marketing performance valuation technology platform. Since December 2018, Mr. LePlae has served as a board advisor for XCHNG, a blockchain solutions company.

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

Facilities

Our executive offices are located at 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on February 10, 2022, we have agreed to pay such affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers, which are our only employees. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Corporate Information

Our mailing address is c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447, and our telephone number is (646) 504-8172.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on February 15, 2022.

Available Information

The SEC’s website, www.sec.gov, provides access, without charge, to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC. The SEC’s website also contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A.RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

We currently maintain our executive offices at c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447, and our telephone number is (646) 504-8172. Our executive offices are provided to us by an affiliate of our sponsor, pursuant to that certain Administrative Support Agreement by and between us and our sponsor and dated February 10, 2022. Commencing on February 10, 2022, we have agreed to pay such affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that, in the opinion of management, would have more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “SGHLU” on February 15, 2022.

On March 25, 2022, the shares of common stock and warrants underlying the Company’s units became eligible to trade separately. The Company’s common stock and warrants are listed on The Nasdaq Global Market under the symbols “SGHL” and “SGHLW,” respectively. Units not separated continue to be listed on The Nasdaq Global Market under the symbol “SGHLU.”

Holders

As of March 22, 2023, there were three holders of record of our units, one holder of record of our shares of common stock, and four holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, shares, and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no issuances of unregistered securities during the period covered by this Annual Report on Form 10-K which were not previously included in a Current Report on Form 8-K filed by the Company.

Use of Proceeds

On February 15, 2022, the Company consummated its IPO of 10,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole pubic warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the SEC on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see below “Item 7 . Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 15, 2022, we consummated our IPO of 10,000,000 units. Each unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the SEC on January 6, 2022, as later amended (File No. 333-262042). The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

If the Company is unable to complete a business combination within 15 months from the closing of the IPO (ending on May 18, 2023), the Company may, by resolution of its board of directors if requested by its sponsor, extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the IPO through November 18, 2023), subject to the sponsor depositing additional funds into the trust account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the initial business combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible initial business combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes an initial business combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete an initial business combination, it will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that the Company does not complete an initial business combination. The sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete an initial business combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

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

As indicated in the accompanying financial statements, at December 31, 2022, we had $517,841 in cash and working capital of $615,465 (which includes a pending reimbursement from the trust account for the Company's franchise taxes and income taxes in the aggregate amount of $512,801). Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO. We will not generate any operating revenues until after completion of our initial business combination. Since the IPO, we have generated, and will continue to generate, non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our financial statements. Since the IPO, we have incurred, and expect to continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective initial business combination candidates.

For the year ended December 31, 2022, we had net income of $863,201, which consisted of other income of $2,022,080 which was primarily comprised of $1,435,975 of interest income on investments held in the trust account and a gain of $603,284 related to the change in fair value of the overallotment liability, all offset by formation and operating costs of $646,509, a provision for income taxes of $326,554, and franchise taxes of $185,816.

For the period from February 18, 2021 (inception) through December 31, 2021, we had net loss of $1,202, which consisted of formation and operational costs of $801 as well as other expenses of $401.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2022, the Company had $517,841 of cash and working capital of $615,465 (which includes a pending reimbursement from the trust account for the Company's franchise taxes and income taxes in the aggregate amount of $512,801).

Management has determined that there is a possibility that the Company may be unsuccessful in consummating an initial business combination within 15 months from the closing of the IPO (ending on May 18, 2023), (or up to 21 months ending on November 15, 2023, if the Company extends the period of time to consummate an initial business combination for total payment value of $2,000,000), and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. This uncertainty raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

For the year ended December 31, 2022, cash used in operating activities was $769,932, which was attributable to cash used to fund the net income of $863,201, adjusted for net non-cash income of $2,022,748, which included an adjustment of $1,435,975 related to interest earned on investments held in our trust account, and $389,615 of cash provided by changes in the levels of operating assets and liabilities. For the period from February 18, 2021 (inception) through December 31, 2021, cash used in operating activities was $380, which was attributable to cash used to fund the net loss of $1,202, partially offset by $822 of cash provided by changes in the levels of operating assets and liabilities.

For the year ended December 31, 2022, cash used in investing activities was $102,000,000, which was attributable to the investment of cash in the trust account. For the period from February 18, 2021 (inception) through December 31, 2021, there was no net cash provided by investing activities.

For the year ended December 31, 2022, cash provided by financing activities was $103,286,603, which was primarily attributable to proceeds of $106,000,000 from the IPO and private placement, partially offset by the payment of offering costs of $2,678,397 and the net repayment of a note payable to the Company’s chief financial officer in the amount of $35,000. For the period from February 18, 2021 (inception) through December 31, 2021, there was $1,550 of cash provided by financing activities, which was attributable to $35,000 of proceeds from the issuance of a note payable to a related party and $25,000 of proceeds from the issuance of founder shares to the sponsor, all partially offset by the payment of offering costs of $58,450.

On February 15, 2022, we consummated our initial public offering of 10,000,000 units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable public warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in our registration statement on Form S-1, initially filed with the SEC on January 6, 2022, as later amended (File No. 333-262042). The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $100,000,000.

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

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Underwriting Agreement

The Company granted B. Riley a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 2, 2022, the overallotment option expired unexercised.

Business Combination Marketing Agreement

On February 10, 2022, the Company and B. Riley entered into that certain Business Combination Marketing Agreement, whereby the Company engaged B. Riley as advisors in connection with its initial business combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its initial business combination and assist it with the preparation of press releases and public filings in connection with the initial business combination. The Company will pay B. Riley for such services upon the consummation of the Company’s initial business combination a cash fee in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable), or $3,500,000. Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an initial business combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the initial business combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in “Note 2 – Summary of Significant Accounting Policies”, in the notes to our financial statements included at the end of this Annual Report on Form 10-K.

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at December 31, 2022, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

Under ASC 480-10-S99, the Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A–“Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the IPO that are directly related to the IPO. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in “Note 4 – Private Placement” in the notes to our audited consolidated financial statements. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the IPO amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and public warrants (stockholders’ equity) and recognized upon the completion of the IPO. Offering costs related to the private placement amounted to $9,680,766 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires that a lessee recognize the assets and liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In May 2020, the FASB issued ASU 2020-05 that deferred these dates one year for all other entities, including emerging growth companies. This standard is effective for annual reporting periods beginning after December 15, 2022, and interim periods within annual periods beginning after December 15, 2023. Early adoption is permitted. The Company expects to adopt ASU 2016-02 during the fiscal year ending December 31, 2023 and is evaluating the impact on its statements of operations and cash flows. Based upon the leases currently in place, management believes there will be no material impact of adopting the new standard on the Company's condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive and Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the disposition of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (the “2013 Framework”). Based on this evaluation under the 2013 Framework, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 22, 2023.

Name	Age	Position
Jonathan Bond	65	Chief Executive Officer and Director
Grainne Coen	50	Chief Financial Officer, President, Treasurer, Secretary
Paul Roberts	46	Director, Chairman
Marcus East	50	Director
Robert LePlae	62	Director
Steven G. Felsher	73	Director

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

Robert LePlae has over 20 years’ experience leading some of the largest multinational marketing services organizations in the world, including President & CEO, North America for TBWA Worldwide\Chiat\Day (Omnicom Group Inc., NYSE: OMC) from November 2005 to February 2009, President, North America for McCann Worldgroup, LLC (Interpublic Group of Companies, Inc, NYSE: IPG) from July 2009 to October 2011, and Global CEO for Arnold Worldwide (Havas) from August 2012 to February 2014. We believe he has a track record of innovative operating models, portfolio company management, digital media integration and sustained profitable growth. The companies he’s led have been acknowledged as US Agency of the Year (Adweek), Global Network of the Year (Advertising Age), and Mr. LePlae himself recognized as Leader of the Year (LAAAA). In October 1999, he pioneered one of the industry’s most successful agency mergers with Japanese marketing services giant Hakuhodo to support the Nissan Revival Plan. The Nissan Revival Plan is a Harvard Case Study, and TBWA\Hakuhodo has been recognized as International Agency of the Year (Advertising Age). Since June 2014, Mr. LePlae has been engaged as Principal at RLP Collective, Inc., which advises emerging content and marketing tech companies. At RLP Collective Inc., Mr. LePlae also founded Brand Industries d/b/a Republic Performance Systems in March 2015, a marketing performance valuation technology platform. Since December 2018, Mr. LePlae has served as a board advisor for XCHNG, a blockchain solutions company.

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

Board Committees

The Board has both a standing audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The independent directors oversee director nominations. Each committee has a charter, each of which was filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1 on January 6, 2022.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Felsher, LePlae, and Roberts. Mr. Felsher serves as chairman of the audit committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act, and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Felsher qualifies as an “audit committee financial expert” as defined in applicable SEC rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Felsher, LePlae, and Roberts, all of whom are independent under the applicable Nasdaq listing standards. Mr. Roberts serves as chairman of the compensation committee.

The Company has adopted a compensation committee charter, which details the principal responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the Company’s registration statement on Form S-1, initially filed with the SEC on January 6, 2022. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Members of our management team do not have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 15 months from the closing of this offering, which is extendable at our option to up to 21 months from the closing of this offering, as described herein. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors are required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 15 months from the closing of this offering, which is extendable at our option to up to 21 months from the closing of this offering, as described herein. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants (and the underlying securities) will expire worthless. Our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the date of the consummation of our initial business combination, or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (except as described herein under the section of this Annual Report entitled “Principal Stockholders - Restrictions on Transfers of Founder Shares and Private Placement Warrants”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of our shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination, the founder shares will no longer be subject to such transfer restrictions. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.
●	The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”), or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of an initial business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 22, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group.

In the table below, percentage ownership is based on 10,000,000 shares of Class A common stock issued and outstanding (not excluding 10,000,000 shares of Class A common stock subject to redemption) and 2,500,000 shares of Class B common stock issued and outstanding as of March 22, 2023. Currently, the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the private placement warrants, as such warrants are not exercisable within 60 days of March 22, 2023.

	Class A Common Stock		Class B Common Stock
	Number of Shares	Approximate	Number of Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of
Name and Address of Beneficial Owner (1)	Owned	Class	Owned	Class
Our Sponsor, Directors and Executive Officers
Signal Hill Acquisition Sponsor, LLC	—	*	2,250,000	78.2%
Jonathan Bond	—	*	—	*
Grainne Coen	—	*	—	*
Paul Roberts(2)	—	*	—	*
Marcus East	—	*	—	*
Robert LePlae	—	*	—	*
Steven G. Felsher	—	*	—	*
All directors and executive officers as a group (seven individuals)	—	*	2,250,000	78.2%
Other 5% Stockholders
Siu Min Wong(3)	850,000	8.5%	—	*
Periscope Capital Inc.(4)	639,309	6.4%	—	*
AQR Capital Management, LLC(5)	609,546	6.1%	—	*
Calamos Market Neutral Income Fund (6)	500,000	5.0%	—	*
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Signal Hill Acquisition Corp., 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-4447.
(2)	Our sponsor is the record holder of such shares. Mr. Roberts is the managing member of our sponsor. As such, he has voting and investment discretion with respect to the Class B common stock held of record of our sponsor. In addition, Mr. Roberts may be entitled to distributions of private placement warrants from our sponsor following the consummation of our initial business combination. Mr. Roberts disclaims any beneficial ownership of the securities held by our sponsor, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(3)	According to a Schedule 13G filed with the SEC on February 15, 2022, Linden Advisors LP and Siu Min Wong have voting and dipositive power over the 850,000 shares of the Class A common stock reported. Linden GP LLC is the general partner of Linden Capital L.P. and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital L.P. Linden Advisors LP is the investment manager of Linden Capital L.P. and trading advisor or investment advisor for the separately managed accounts of Linden Capital L.P. Mr. Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital L.P. and the separately managed accounts of Linden Capital L.P. The principal business address for Linden Capital L.P. is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors LP, Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(4)	According to a Schedule 13G filed with the SEC on February 13, 2022, Periscope Capital Inc. have voting and dipositive power over the 639,306 shares of the Class A common stock reported. The principal address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, AQR Capital Management have voting and dipositive power over the 609,546 shares of the Class A common stock reported. The principal address of AQR Capital Management is 2810 N. Church Street, Suite 94644, Wilmington, DE 19802-8172
(6)	According to a Schedule 13G filed with the SEC on February 8, 2022, Calamos Market Neutral Income Fund have voting and dipositive power over the 500,000 shares of the Class A common stock reported. The principal address of Calamos Market Neutral Income Fund is 2020 Calamos Court, Naperville, IL 60563

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On March 31, 2021, our sponsor paid $25,000, or approximately $0.007 per share, to cover certain of our offering and formation costs in exchange for an aggregate of 3,750,000 founder shares. In December 2021, our sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000, resulting in an effective purchase price paid for the founder shares of approximately $0.009 per share (see “Note 8 – Stockholders’ Equity” in the notes to our audited consolidated financial statements for additional details). Of the founder shares outstanding, 375,000 founder shares are subject to forfeiture depending on the extent to which B. Riley’s option to purchase additional units is exercised. On April 2, 2022, the overallotment option expired unexercised, such that 375,000 founder shares were forfeited by the sponsor.

The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO On February 15, 2022, the sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the initial stockholders, which such shares were forfeited by the Company’s transfer agent and were then reissued to the initial stockholders. In addition, as of December 31, 2022, the sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of private placement warrants. The sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (i) one year after the date of the consummation of an initial business combination, or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

The general partner of 272 Capital is 272 Advisors LLC, which is majority-owned by B. Riley Capital Management, LLC, whose ultimate parent is B. Riley Financial, Inc., which is also the ultimate parent of B. Riley Securities, Inc., the underwriter of our initial public offering. Although 272 Capital has no beneficial ownership over any of our securities, directly or indirectly, 272 Capital has indirect pecuniary interest, as an initial stockholder, to 312,500 founder shares and 1,250,000 private placement warrants.

In connection with the private placement offering, the sponsor raised outside capital and, accordingly, has entered into agreements with investors to purchase membership interests in the sponsor. These agreements to acquire membership interests provide the investors with an ownership interest in the private placement warrants and Class B common stock that are currently held in the sponsor’s name. In connection with such purchases, the sponsor has agreed to transfer an aggregate of 1,358,704 shares of the Company’s Class B common stock to the investors in the private placement offering.

Related Party Loans

On March 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. During the period from February 18, 2021 (inception) through December 31, 2021, there was a draw and subsequent repayment of $10,000 under the Promissory Note, such that there was no balance outstanding as of December 31, 2022.

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

On March 1, 2022, the Company repaid the outstanding promissory notes, as described above, payable to the Company’s Chief Financial Officer in the aggregate principal amount of $370,000, which includes promissory notes in the aggregate principal amount of $35,000 that were issued to the Company’s Chief Financial Officer in 2021, and accrued interest of $60.

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

Administrative Support Agreement

Commencing on February 10, 2022, we agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We recognized expense of $105,000 and $0 during the years ended December 31, 2022 and 2021, respectively, related to the agreement. As of December 31, 2022, and 2021, we had accrued $105,000 and $0, respectively, related to the agreement.

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

Certain officers of companies affiliated with B. Riley Financial, Inc. who will assist us in sourcing potential acquisition targets, have invested in our sponsor by subscribing units issued by the sponsor. These officers and directors will not receive any cash compensation from us prior to a business combination but through their investment in the sponsor will be eligible to share in a portion of any appreciation in founder shares and private placement warrants, provided that we successfully complete a business combination. Furthermore, we will engage B. Riley Securities, Inc. as advisors in connection with our business combination to assist us in arranging meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that may be are interested in purchasing our securities, assist us in obtaining stockholder approval for the business combination and assist us with the preparation of our press releases and public filings in connection with the business combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of our initial business combination a cash fee in an amount equal to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an initial business combination.

Related Party Policy

Our audit committee reviews and approves all new related party transactions.

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

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $100,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 21 months, for office space, utilities and secretarial and administrative support (provided however, after the 15th month, such amount will be paid from the proceeds of an additional loan made by our sponsor);
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant, at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent (5%) of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our board of directors has determined that all of our four directors, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

For a further description of director independence, see above “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2022, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements and review of our financial information included in required filings with the SEC for fiscal years ended December 31, 2022 and 2021 totaled $118,450 and $60,255, respectively. The amount includes interim review procedures and audit fees in connection with our financial statements included in our registration statements.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the fiscal years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum LLP for other services for the fiscal years ended December 31, 2022 and 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when principal accountant services commenced in 2021, the audit committee was not able to pre-approve any of the principal accountant services provided during 2021, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee, including all of the 2022 principal accountant services, have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

financial statements and notes are listed in the “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K and are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3)Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT	DESCRIPTION
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the DRS on Form S-1 filed on July 2, 2021).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form S-1/A filed on February 3, 2022).

3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Form S-1/A filed on February 3, 2022).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on January 6, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed on February 3, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Form S-1/A filed on February 3, 2022).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)

4.4

Warrant Agreement, dated February 10, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 17, 2022).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Form 10-K filed on March 31, 2022).

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

10.4	Registration Rights Agreement, dated February 10, 2022, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 17, 2022).

10.5

Securities Subscription Agreement, dated March 31, 2021, between the Company and Signal Hill Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Form S-1 filed on January 6, 2022).

10.6

First Amendment to Securities Subscription Agreement, dated March 31, 2021, between the Company and Signal Hill Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Form S-1 filed on January 6, 2022).

10.7	Form of Initial Stockholders Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on January 6, 2022).

10.8

Private Placement Warrants Purchase Agreement, dated February 10, 2022, between the Company, the sponsor, and B. Riley (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2022).

10.9	Private Placement Warrants Purchase Agreement, dated February 10, 2022, between the Company and the sponsor (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on February 17, 2022).

10.10	Indemnity Agreement, dated February 10, 2022, between the Company and Jonathan Bond (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on February 17, 2022).

10.11	Indemnity Agreement, dated February 10, 2022, between the Company and Grainne Coen (incorporated by reference to Exhibit 10.7 to the Form 8-K filed on February 17, 2022).

10.12	Indemnity Agreement, dated February 10, 2022, between the Company and Marcus East (incorporated by reference to Exhibit 10.8 to the Form 8-K filed on February 17, 2022).

10.13	Indemnity Agreement, dated February 10, 2022, between the Company and Steven G. Felsher (incorporated by reference to Exhibit 10.9 to the Form 8-K filed on February 17, 2022).

10.14	Indemnity Agreement, dated February 10, 2022, between the Company and Robert LePlae (incorporated by reference to Exhibit 10.10 to the Form 8-K filed on February 17, 2022).

10.15	Indemnity Agreement, dated February 10, 2022, between the Company and Paul Roberts (incorporated by reference to Exhibit 10.11 to the Form 8-K filed on February 17, 2022).

10.16	Administrative Support Agreement, dated February 10, 2022, between the Company and the sponsor (incorporated by reference to Exhibit 10.12 to the Form 8-K filed on February 17, 2022).

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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNAL HILL ACQUISITION CORP.

Dated: March 24, 2023	By:	/s/ Jonathan Bond
	Name:	Jonathan Bond
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Bond	Chief Executive Officer	March 24, 2023
Jonathan Bond	(Principal Executive Officer)

/s/ Grainne Coen	Chief Financial Officer	March 24, 2023
Grainne Coen	(Principal Accounting and Financial Officer)

/s/ Paul Roberts
Paul Roberts	Director	March 24, 2023

/s/ Steven Felsher
Steven Felsher	Director	March 24, 2023

/s/ Robert LePlae
Robert LePlae	Director	March 24, 2023

/s/ Marcus East
Marcus East	Director	March 24, 2023

SIGNAL HILL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period from February 18, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholder’s Equity for the Year Ended December 31, 2022 and for the Period from February 18, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from February 18, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Signal Hill Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Signal Hill Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has limited cash and working capital and continues to use cash in operations. In addition, management has determined that the Company may be unsuccessful in consummating an initial Business Combination within 18 months from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

March 24, 2023

SIGNAL HILL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$517,841	$1,170
Prepaid expenses	215,563	—
Total Current Assets	733,404	1,170
Prepaid expenses, non-current portion	24,740	—
Deferred offering costs	—	320,716
Cash and cash equivalents held in Trust Account	103,435,975	—
Total Assets	$104,194,119	$321,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,176	$237,636
Accrued expenses	114,194	—
Accrued offering costs	—	25,000
Franchise taxes payable	185,816	431
Income taxes payable	326,554	—
Notes payable - related party	—	35,000
Accrued interest - related party	—	21
Total Current Liabilities	630,740	298,088
Total Liabilities	630,740	298,088

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption; 10,000,000 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively, at redemption value (at $10.29 per share)	102,923,174	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively (1)	250	288
Additional paid-in capital	1,000,038	24,712
Accumulated deficit	(360,083)	(1,202)
Total Stockholders’ Equity	640,205	23,798
Total Liabilities, Temporary Equity and Stockholders’ Equity	$104,194,119	$321,886

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

SIGNAL HILL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
	For the Year	From February 18,
	Ended	2021 (Inception) to
	December 31, 2022	December 31, 2021
Operating Expenses:
Formation and operating costs	$—	$801
General and administrative expense	646,509	—
Franchise tax expense	185,816	—
Total Operating Expenses	832,325	801
Loss From Operations	(832,325)	(801)

Other Income (Expenses):
Change in fair value of overallotment liability	603,284	—
Interest income	1,435,975	—
Interest expense	(39)	(21)
Offering costs	(16,511)	—
Bank fees	(629)	(380)
Total Other Income (Expense)	2,022,080	(401)

Income (loss) before provision for income taxes	1,189,755	(1,202)
Provision for income taxes	(326,554)	—
Net Income (Loss)	$863,201	$(1,202)

Basic and diluted weighted average shares outstanding, Class A common stock	8,743,169	—
Basic and diluted net income per common stock, Class A common stock	$0.08	$—
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,500,000	2,500,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.08	$(0.00)

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

SIGNAL HILL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from February 18, 2021 (Inception) to December 31, 2021 and For the Year Ended December 31, 2022

			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance -February 18, 2021 (Inception)
Issuance of Class B common stock to sponsor (1)	2,875,000	$288	$24,712	$—	$25,000
Net loss	—	—	—	(1,202)	(1,202)
Balance - December 31, 2021	2,875,000	288	24,712	(1,202)	23,798
Issuance of public warrants, net of offering costs allocated to public warrants of $136,842	—	—	4,863,158	—	4,863,158
Issuance of private placement warrants	—	—	6,000,000	—	6,000,000
Remeasurement of Class A common stock to redemption value			(9,887,870)	(298,908)	(10,186,778)
Forfeiture of Class B common stock by sponsor (2)	(375,000)	(38)	38	—	—
Accretion of Class A common stock to redemption value	—	—	—	(923,174)	(923,174)
Net income	—	—	—	863,201	863,201
Balance - December 31, 2022	2,500,000	$250	$1,000,038	$(360,083)	$640,205

(1)   On March 23, 2021, the sponsor paid $25,000 in consideration for an aggregate of 3,750,000 founder shares. In December 2021, the sponsor surrendered an aggregate of 875,000 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 2,875,000. All shares and related amounts have been retroactively adjusted to reflect to the forfeiture. Included 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriter. See note (2) below.

(2)   On April 2, 2022, the option to purchase additional units expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the sponsor (see Note 5).

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period From
		February 18, 2021
	For the Year Ended	(Inception) to
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$863,201	$(1,202)
Non-cash offering costs	16,511	—
Interest earned on investments held in Trust Account	(1,435,975)	—
Change in fair value of overallotment liability	(603,284)	—
Changes in operating assets and liabilities:
Prepaid expenses	(240,303)	—
Accounts payable	3,806	370
Accrued expenses	114,194	431
Accrued interest - related party	(21)	21
Franchise taxes payable	185,385	—
Income taxes payable	326,554	—
Net Cash Used In Operating Activities	(769,932)	(380)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(102,000,000)	—
Net Cash Used In Investing Activities	(102,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering	100,000,000	—
Proceeds from private placement warrants	6,000,000	—
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Proceeds from issuance of note payable - related party	335,000	35,000
Repayment of note payable - related party	(370,000)	—
Advance from related party	—	10,000
Repayment of advance to related party	—	(10,000)
Payment of offering costs	(2,678,397)	(58,450)
Net Cash Provided By Financing Activities	103,286,603	1,550

Net Increase in Cash	516,671	1,170

Cash - Beginning of the Period	1,170	—
Cash - End of the Period	$517,841	$1,170

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
(Reversal) accrual of deferred offering costs included in accrued offering costs	$(25,000)	$25,000
(Reversal) accrual of deferred offering costs included in accounts payable	$(237,266)	$237,266
Remeasurement of Class A common stock	$10,186,778	$—
Accretion of Class A common stock to redemption value	$923,174	$—

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

All activity for the period from February 18, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the IPO amounted to $2,736,847, consisting of $2,000,000 of underwriting fees and $736,847 of other offering costs. In addition, cash of $1,012,777 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes. As described in Note 7, $3,500,000 of business combination marketing fees become due and payable upon the consummation of the Business Combination. Transaction costs related to the private placement amounted to $9,680,766 as of December 31, 2022, which represented the estimated fair value of Class B common stock to be transferred to investors in the offering, which is described in Note 4.

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

The Company will not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its founder shares (as defined in Note 5) and any public shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company has 15 months from closing of the IPO (ending on May 18, 2023), which is extendable at our option to up to 21 months from the closing of the IPO (to end on November 18, 2023) (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

If the Company is unable to complete a Business Combination within 15 months from the closing of the IPO, the Company may, by resolution of its board if requested by its sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months from the closing of the IPO), subject to the sponsor depositing additional funds into the Trust Account as set out below. Public Stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. Pursuant to the terms of the Company’s second amended and restated certificate of incorporation and the trust agreement, in order for the time available for the Company to consummate the Business Combination to be extended, the sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,000 ($0.10 per public share), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible Business Combination period of up to 21 months at a total payment value of $2,000,000 ($0.20 per share). Any such payments would be made in the form of non-interest bearing loans. If the Company completes a Business Combination, it will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If the Company does not complete a Business Combination, it will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the sponsor has agreed to waive its right to be repaid for such loans to the extent there are insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. In the event the Company receives notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited.

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

Going Concern and Management’s Plans

On December 31, 2022, the Company had $517,841 in cash and working capital of $615,465 (which includes a pending reimbursement from the Trust Account for the Company's franchise taxes and income taxes in the aggregate amount of $512,801).

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

Risks and Uncertainties

COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Future developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the market downturn.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating this excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and to prevent the abuse or avoidance of the excise tax. On December 27, 2022, the Internal Revenue Service (the “IRS”) released a notice that describes proposed regulations that the IRS intends to issue addressing the application of the Excise Tax. Pursuant to the IRS notice, (i) complete liquidation of the Company is generally exempt from the Excise Tax, and (ii) redemptions of the Company’s stock as part of a de-SPAC transaction would be treated as repurchases subject to the Excise Tax.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, the Company had $103,435,975 of cash and cash equivalents held in the Trust Account. The Company did not have any cash equivalents as of December 31, 2021.

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

Offering Costs

The Company’s accounting for offering costs complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A– “Expenses of Offering.” Offering costs consist of underwriting, legal, accounting and other cash expenses incurred through the closing of the IPO that are directly related to the IPO. In addition, the fair value of shares of Class B common stock that were issued to investors in the private placement were determined to be offering costs, which is described in Note 4. Offering costs are allocated to the separable financial instruments on a relative fair value basis compared to total proceeds received. Offering costs related to the IPO amounted to $2,736,847 which were allocated to the Class A Common Stock (temporary equity), overallotment liability (recognized as expense immediately) and Public Warrants (stockholders’ equity) and recognized upon the completion of the IPO. Offering costs related to the private placement amounted to $9,680,766 which represented the estimated fair value of Class B common stock to be transferred to investors in the offering and, accordingly, the offering costs will be recognized by debiting and crediting additional paid-in capital upon the completion of the offering.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Refer to Note 9, Income Taxes, for further discussion.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock for the period, excluding the effect of 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriter (see Note 8). The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued during the year ended December 31, 2022 and 2021 in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 11,000,000 Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$671,262	$191,939
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	8,743,169	2,500,000
Basic and diluted net income per share	$0.08	$0.08

	For the Period From February 18, 2021
	(Inception) to December 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$—	$(1,202)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	—	2,500,000
Basic and diluted net loss per share	$—	$(0.00)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Upon consummation of the IPO, on February 15, 2022, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable public warrant. Each whole public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Company’s underwriter had a 45-day option to purchase 1,500,000 additional Units at $9.80 per Unit, which was recorded as a liability as of February 15, 2022 with an estimated fair value of $603,284. On April 2, 2022, the overallotment option expired unexercised, such that the Company recognized the change in fair value of the overallotment liability of $603,284, respectively, during year ended December 31, 2022. See Note 6 - Fair Value Measurement.

NOTE 4 — PRIVATE PLACEMENT

Pursuant to the amended and restated private placement agreement dated as of February 14, 2022 (the “Private Placement Agreement”), the Sponsor and certain of the Company’s initial stockholders (the “Initial Stockholders”) have agreed to purchase an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $6,000,000 simultaneously with the closing of the IPO as well as on the dates of one or more additional closings (each, an “Additional Closing Date”), with the transactions involving the Initial Stockholders detailed at the end of this Note 4. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company completed the private sale of an aggregate of 6,000,000 Private Placement Warrants to the Sponsor and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

In connection with the private placement offering, the sponsor raised outside capital and, accordingly, has entered into agreements with investors to purchase membership interests in the sponsor. These agreements to acquire membership interests provide the investors with an ownership interest in the private placement warrants and Class B common stock that are currently held in the sponsor’s name. In connection with such purchases through the date of this Annual Report on Form 10-K, the Sponsor has agreed to transfer an aggregate of 1,358,704 shares of the Company’s Class B common stock to the investors discussed above. The Company determined that the fair value of the Class B common stock to be acquired by the purchasers should be recorded as an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company determined that the estimated fair value of the aggregate of 1,358,704 shares of Class B common stock to be transferred to the purchasers was approximately $7.13 per share or $9,680,766 in the aggregate and was based on the Probability-Weighed Expected Return Method. Accordingly, the offering costs were recognized by debiting and crediting additional paid-in capital upon the completion of the private placement offering.

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

The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after this offering. See Note 4 – Private Placement. On February 15, 2022, the sponsor entered into an agreement to forfeit an aggregate of 625,000 shares of Class B common stock for no consideration in connection with the issuance of the same number of shares to the Initial Stockholders as described in Note 4, which such shares were forfeited by the Company’s transfer agent and were then reissued to the Initial Stockholders. In addition, as of December 31, 2022, the sponsor had agreed to transfer an aggregate of 733,704 shares of Class B common stock to other purchasers of private placement warrants as described in Note 4.

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

Promissory Notes — Related Party

On March 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 31, 2022 or (ii) the consummation of the IPO. As of December 31, 2022, there were no amounts outstanding under the Promissory Note. During the year ended December 31, 2021, there was a draw and subsequent repayment of $10,000 under the Promissory Note.

On July 22, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $25,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the IPO. See below for repayment details.

On November 10, 2021, the Company issued an unsecured promissory note to the Company’s chief financial officer in the amount of $10,000. The note bears interest at the rate of 0.17% per annum, payable annually. The principal, together with accrued but unpaid interest, shall become immediately due and payable thirty (30) days from the date of the IPO. See below for repayment details.

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

On March 1, 2022, the Company repaid the outstanding promissory notes payable to the Company’s chief financial offer in the aggregate principal amount of $370,000 which includes promissory notes in the aggregate principal amount of $35,000 that were issued to the Company’s Chief Financial Officer in 2021, and accrued interest of $60.

As of December 31, 2022, there were no outstanding promissory notes payable.

Administrative Support Agreement

The Company entered into an agreement commencing on February 10, 2022 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and administrative support services. The Company recognized expense of $105,000 and $0 during the years ended December 31, 2022 and 2021, respectively, related to the agreement. As of December 31, 2022, and 2021, the Company had accrued $105,000 and $0, respectively, related to the agreement.

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

NOTE 6 – FAIR VALUE MEASUREMENT

The Company used a Black-Scholes option pricing model to estimate the fair value of the overallotment liability of $603,284 as of February 15, 2022. On April 2, 2022, the option to purchase additional units expired unexercised and, accordingly, there was no overallotment liability as of December 31, 2022. The Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half of one public warrant), first to the public warrants and overallotment liability based on their fair values as determined at initial measurement, with the remaining proceeds allocated to the Class A common stock subject to possible redemption (temporary equity) based on their fair values at the initial measurement date. The overallotment liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimated the volatility of its common stock based on historical volatility that matches the expected remaining life of the overallotment option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the overallotment option. The expected life of the overallotment option is assumed to be equivalent to its remaining contractual term.

The following table summarizes the unobservable Black-Scholes option model assumptions used during the year ended December 31, 2022:

February 15, 2022
Risk free interest rate	0.11%
Expected term (years)	0.12
Expected volatility	21%
Expected dividends	0%

The following table sets forth a summary of the changes in the fair value of the overallotment liability during the year ended December 31, 2022:

		For the Period
		From February 18, 2021
	During the Year Ended	(Inception) to
	December 31, 2022	December 31, 2021
Balance - January 1,	$—	$—
Issuance of overallotment liability	603,284	—
Expiration of overallotment option	(603,284)	—
Balance - December 31,	$—	$—

See Note 4 for additional details regarding the fair value of the Company’s Class B common stock.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 2, 2022, the overallotment option expired unexercised. See Note 3 for additional details.

Business Combination Marketing Agreement

The Company will engage B. Riley Securities, Inc. as advisors in connection with its Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Business Combination and assist it with the preparation of press releases and public filings in connection with the Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees in the aggregate amount of $3,500,000, which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination. The Company determined in accordance with ASC 450-20 that the fee shall be accrued in full at the time of the consummation of the Business Combination as it determined that, at that point in time, the fee is probable and estimable, there is no material future service requirement nor is there any risk of forfeiture.

NOTE 8 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were no shares of Class A common stock issued or outstanding, excluding 10,000,000 shares of Class A Common Stock subject to possible redemption. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,500,000 and 2,875,000 Class B ordinary shares issued and outstanding, respectively, of which, 0 and 375,000 shares were subject to forfeiture as of December 31, 2022 and 2021, respectively.

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

Warrants —  As of December 31, 2022, there were 5,000,000 warrants outstanding. See Note 4 for details. As of December 31, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there were 5,000,000 and 0 private placement warrants outstanding, respectively. See Note 4 for details. The private placement warrants are identical to the public warrants included as part of the Units sold in the IPO, except that the private placement warrants do not trade.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants do not trade.

NOTE 9 — Income Taxes

The current and deferred portions (in thousands) of federal income tax benefits or expenses are as follows:

		For the Period from
		February 1, 2021
	For the Year Ended	(Inception) to
	December 31, 2022	December 31, 2021
Federal
Current	$245,338	$—
Deferred	(38,556)	—
State:
Current	81,216	—
Deferred	(116,469)	—
Change in valuation analysis	155,025	—
Income tax provision	$326,554	$—

The Company has not paid any income taxes for its operations as of December 31, 2022 and 2021.

The Company’s net deferred tax assets (liability) are as follows:

	December 31,
	2022	2021
Start-up expenditures	$155,025	$—
Deferred tax assets	155,025	—
Valuation allowance	(155,025)	—
Deferred tax assets, net	$—	$—

As of December 31, 2022 and 2021, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the federal income tax rates to the Company’s effective tax rates are as follows:

		For the Period from
		February 1, 2021
	For the Year Ended	(Inception) to
	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	0.0%
State taxes, net of federal tax benefit	2.8%	0.0%
Net change in overallotment valuation	(10.7)%	0.0%
Stock issuance costs	1.3%	0.0%
Change in valuation allowance	13.0%	0.0%
Other	(0.0)%	0.0%
Income tax provision	27.4%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and New York state and is subject to examinations since inception.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded a current tax provision for the year ended December 31, 2022 of $326,554 as a result of its investment income and the establishment of deferred tax assets primarily related to its capitalization of startup costs. The Company has established valuation allowances against all deferred tax assets because realization of their income tax benefits is not deemed to be more likely than not.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.