Form 10-Q
period 2023-03-31
Signal Hill Acquisition Corp.
filed 2023-05-12
CIK 1855885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2022, there were 10,000,000 shares of Class A common stock, par value $0.0001 per share, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SIGNAL HILL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to the Second Amended and Restated Certificate of Incorporation of the Company, dated February 2, 2022;
●	“B. Riley” are to B. Riley Securities, Inc., the representative of the underwriters in our initial public offering;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as further described in Amendment No. 1 to our Registration Statement on Form S-1, dated February 3, 2022;
●	“initial public offering” or “IPO” means the initial public offering of 10,000,000 of our units, each unit consisting of one share of Class A common stock and one-half of one redeemable public warrant, where each whole public warrant entitles the holder to purchase one share of Class A common stock, which was consummated on February 15, 2022;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares as of the closing of our initial public offering (or their permitted transferees);
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to the warrants issued to our sponsor and certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as further described in Amendment No. 1 to our Registration Statement on Form S-1, dated February 3, 2022;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our initial stockholders or B. Riley (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“sponsor” are to Signal Hill Acquisition Sponsor, LLC, a Delaware limited liability company;
●	“trust agreement” are to that certain Investment Management Trust Agreement between Continental Stock Transfer & Trust Company, LLC and the Company, dated February 10, 2022;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and
●	“we,” “us,” “Company,” “the Company,” or “our Company” are to Signal Hill Acquisition Corp, a Delaware corporation.

i

SIGNAL HILL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$283,355	$517,841
Prepaid expenses	241,414	215,563
Total Current Assets	524,769	733,404
Prepaid expenses, non-current portion	—	24,740
Cash and cash equivalents held in Trust Account	104,111,293	103,435,975
Total Assets	$104,636,062	$104,194,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,801	$4,176
Accrued expenses	71,361	114,194
Franchise taxes payable	50,000	185,816
Income taxes payable	433,927	326,554
Total Current Liabilities	627,089	630,740
Total Liabilities	627,089	630,740

Commitments and Contingencies (Note 4)
Class A common stock subject to possible redemption; 10,000,000 and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, at redemption value (at $10.36 and $10.29 per share, respectively)	103,627,366	102,923,174

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	250	250
Additional paid-in capital	1,000,038	1,000,038
Accumulated deficit	(618,681)	(360,083)
Total Stockholders’ Equity	381,607	640,205
Total Liabilities, Temporary Equity and Stockholders’ Equity	$104,636,062	$104,194,119

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
General and administrative expense	$258,600	$168,549
Franchise tax expense	50,000	50,000
Total Operating Expenses	308,600	218,549
Loss From Operations	(308,600)	(218,549)

Other Income (Expenses):
Interest income	1,094,565	50,650
Interest expense	—	(39)
Offering costs	—	(16,511)
Total Other Income (Expense)	1,094,565	34,100

Income (loss) before provision for income taxes	785,965	—
Provision for income taxes	(340,373)	—
Net Income (Loss)	$445,592	$(184,449)

Basic and diluted weighted average shares outstanding, Class A common stock	10,000,000	4,945,055
Basic and diluted net income (loss) per common stock, Class A common stock	$0.04	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	2,500,000	2,500,000
Basic and diluted net income (loss) per common stock, Class B common stock	$0.04	$(0.02)

(1)   During the three months ended March 31, 2022, excludes 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the sponsor.

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

	For the Three Months Ended March 31, 2023
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	2,500,000	$250	$1,000,038	$(360,083)	$640,205
Accretion of Class A common stock to redemption value	—	—	—	(704,190)	(704,190)
Net income	—	—	—	445,592	445,592
Balance - March 31, 2023	2,500,000	$250	$1,000,038	$(618,681)	$381,607

	For the Three Months Ended March 31, 2022
			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	2,875,000	$288	$24,712	$(1,202)	$23,798
Issuance of public warrants, net of offering costs allocated to public warrants of $136,842	—	—	4,863,158	—	4,863,158
Issuance of private placement warrants	—	—	6,000,000	—	6,000,000
Remeasurement of Class A common stock to redemption value	—	—	(9,887,870)	(298,908)	(10,186,778)
Net loss	—	—	—	(184,449)	(184,449)
Balance - March 31, 2022 (1)	2,875,000	$288	$1,000,000	$(484,559)	$515,729

(1)   Includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the option to purchase additional units is not exercised in full or in part by the underwriter. On April 2, 2022, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor.

The accompanying notes are an integral part of these financial statements.

SIGNAL HILL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$445,592	$(184,449)
Non-cash offering costs	—	16,511
Interest earned on investments held in Trust Account	(1,094,565)	(50,650)
Changes in operating assets and liabilities:
Prepaid expenses	(1,111)	(47,019)
Accounts payable	67,625	20,091
Accrued expenses	(42,831)	126,429
Accrued interest - related party	—	(21)
Franchise taxes payable	(135,816)	—
Income taxes payable	107,373	—
Net Cash Used In Operating Activities	(653,733)	(119,108)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(102,000,000)
Proceeds from Trust Account for franchise and income tax reimbursement	419,247	—
Net Cash Provided By (Used In) Investing Activities	419,247	(102,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering	—	100,000,000
Proceeds from private placement warrants	—	6,000,000
Proceeds from issuance of note payable - related party	—	335,000
Repayment of note payable - related party	—	(370,000)
Payment of offering costs	—	(2,678,397)
Net Cash Provided By Financing Activities	—	103,286,603

Net (Decrease) Increase in Cash	(234,486)	1,167,495

Cash - Beginning of the Period	517,841	1,170
Cash - End of the Period	$283,355	$1,168,665

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$60
Income taxes	$233,000	$—

Non-cash investing and financing activities:
Reversal of deferred offering costs included in accrued offering costs	$—	$(25,000)
Reversal of deferred offering costs included in accounts payable	$—	$(237,266)
Accretion of Class A common stock to redemption value	$704,190	$—

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

All activity for the period from February 18, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“IPO”), which is described below and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on February 10, 2022. On February 15, 2022, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “public shares” or the “Class A Common Stock”), generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO and in a second closing on February 28, 2022, the Company consummated the sale of an aggregate of 6,000,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to Signal Hill Acquisition Sponsor, LLC (the “sponsor”) and certain initial stockholders, generating gross proceeds to the Company of $6,000,000.

Transaction costs related to the IPO amounted to $2,736,847, consisting of $2,000,000 of underwriting fees and $736,847 of other offering costs. In addition, cash of $1,012,777 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. As described in Note 6, $3,500,000 of business combination marketing fees become due and payable upon the consummation of the Business Combination. Transaction costs related to the private placement amounted to $7,483,893 as of February 15, 2022, which represented the estimated fair value of Class B common stock to be transferred to investors in the offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating one or more Business Combinations. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its founder shares and any public shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company has 15 months from closing of the IPO (ending on May 15, 2023), which is extendable at our option to up to 21 months from the closing of the IPO (to end on November 15, 2023), as described below, (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern and Management’s Plans

At March 31, 2023, the Company had $283,355 of cash and working capital of $381,607 (which includes a pending reimbursement from the Trust Account for the Company’s franchise taxes and income taxes in the aggregate amount of $483,927).

Management has determined that there is a possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination for total payment value of $2,000,000) from the closing of the IPO, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the end of the initial 15-month period to consummate an initial Business Combination or the winding up of the Company as stipulated in the Company’s second amended and restated certificate of incorporation. If the Company decides to extend the business combination period by three or six months, then the Company will need to raise additional capital in order to fund the working capital needs of the Company. The accompanying financial statements have been prepared in conformity with U.S. GAAP (as defined below), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Risks and Uncertainties

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating this excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and to prevent the abuse or avoidance of the excise tax. On December 27, 2022, the Internal Revenue Service (the “IRS”) released a notice that describes proposed regulations that the IRS intends to issue addressing the application of the excise tax. Pursuant to the IRS notice, (i) complete liquidation of the Company is generally exempt from the Excise Tax, and (ii) redemptions of the Company’s stock as part of a de-SPAC transaction would be treated as repurchases subject to the Excise Tax.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures as of December 31, 2022 and for the year then ended which are included in the Annual Report on Form 10-K filed with the SEC on March 24, 2023.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2023, there have been no material changes to the significant accounting policies included in the audited financial statements as of December 31, 2022 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for year ended December 31, 2022 which was filed with the SEC on March 24, 2023, except as disclosed in this note.

Reclassifications

Certain prior period income statement amounts have been reclassified to conform to the Company’s fiscal 2023 presentation. These reclassifications have no impact on the Company’s previously reported net loss.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock for the period, excluding the effect of 375,000 shares of Class B common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriter. The Company has two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustments associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants previously issued in connection with the IPO and the private placement because the warrants are contingently exercisable and the contingencies have not yet been met. The warrants are exercisable to purchase 11,000,000 shares of Class A common stock in the aggregate. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$356,474	$89,118	$(122,512)	$(61,937)
Denominator:
Weighted-average shares outstanding including common stock subject to redemption	10,000,000	2,500,000	4,945,055	2,500,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.02)	$(0.02)

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

The Company has recorded a current tax provision for the three months ended March 31, 2023 of $340,373 as a result of its investment income and the establishment of deferred tax assets primarily related to its loss from operations. The Company has established valuation allowances against all deferred tax assets because realization of their income tax benefits is not deemed to be more likely than not.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTIES

Administrative Services Agreement

The Company entered into an Administrative Support Agreement commencing on February 10, 2022 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and administrative support services. The Company recognized expenses of $30,000 and $15,000 during the three months ended March 31, 2023 and 2022, respectively, related to such agreement. As of March 31, 2023 and December 31, 2022, the Company had accrued $30,000 and $105,000, respectively, related to such agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, no such Working Capital Loans were outstanding.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

NOTE 5 — SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 18, 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “Business Combination.” We have not selected any specific Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial Business Combination with us.

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

As indicated in the accompanying financial statements, at March 31, 2023, we had $283,355 in cash and working capital of $381,607 (which includes a pending reimbursement from the Trust Account for the Company’s franchise taxes and income taxes in the aggregate amount of $483,927). Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

For the three months ended March 31, 2023, we had net income of $445,592, which consisted primarily of interest income of $1,094,565 on investments held in the Trust Account, partially offset by general and administrative costs of $258,600, franchise taxes of $50,000 and a provision for income taxes of $340,373. For the three months ended March 31, 2022, we had a net loss of $184,449, which consisted primarily of general and administrative costs of $168,549 and franchise taxes of $50,000, partially offset by other income of $34,100 which was primarily comprised of interest income on investments held in Trust Account.

Liquidity and Capital Resources

At March 31, 2023, the Company had $283,355 of cash and working capital of $381,607 (which includes a pending reimbursement from the Trust Account for the Company’s franchise taxes and income taxes in the aggregate amount of $483,927).

Management has determined that there is a possibility that the Company may be unsuccessful in consummating an initial Business Combination within 15 months from the closing of the IPO (ending on May 15, 2023), (or up to 21 months ending on November 15, 2023, if the Company extends the period of time to consummate an initial Business Combination for total payment value of $2,000,000), and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve. This uncertainty raises substantial doubt about the ability to continue as a going concern for at least one year from the date these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

For the three months ended March 31, 2023, cash used in operating activities was $653,733, which was attributable to cash provided by net income of $445,592, adjusted for net non-cash income of $1,094,565, and $4,760 of cash used to fund changes in the levels of operating assets and liabilities. For the three months ended March 31, 2022, cash used in operating activities was $119,108, which was attributable to cash used to fund the net loss of $184,449, adjusted for net non-cash expense of $34,149, partially offset by $99,480 of cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2023, cash provided by investing activities was $419,247, which was attributable to franchise and income tax reimbursements from the Trust Account. For the three months ended March 31, 2022, cash used in investing activities was $102,000,000, which was attributable to the investment of cash in the Trust Account

For the three months ended March 31, 2023, cash provided by financing activities was $0. For the three months ended March 31, 2022, cash provided by financing activities was $103,286,603, which was primarily attributable to proceeds of $106,000,000 from the IPO and private placement, partially offset by the payment of offering costs of $2,678,397 and the net repayment of a note payable to the Company’s chief financial officer in the amount of $335,000.

Contractual Obligations

At March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations, long-term liabilities, commitments or contractual obligations other than the below.

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

Shares Subject to Possible Redemption

The Company accounts for shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within temporary equity. Changes in redemption value are reflected in additional paid in capital or, in the absence of additional capital, in accumulated deficit. At all other times, shares are classified within shareholders’ equity. Accordingly, at March 31, 2023, Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of stockholders’ deficiency on the Company’s balance sheet.

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

The Company has recorded a current tax provision for the three months ended March 31, 2023 of $340,373 as a result of its investment income and the establishment of deferred tax assets primarily related to its loss from operations. The Company has established valuation allowances against all deferred tax assets because realization of their income tax benefits is not deemed to be more likely than not.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2023 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of unregistered securities during the period covered by this Quarterly Report on Form 10-Q which were not previously included in a Current Report on Form 8-K filed by the Company with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL HILL ACQUISITION CORP.

Dated: May 12, 2023	By:	/s/ Jonathan Bond
		Name:	Jonathan Bond
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Grainne Coen
		Name:	Grainne Coen
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)